Form 10-Q
period 1996-03-31
MISSISSIPPI VALLEY BANCSHARES INC
filed 1996-05-06
CIK 809352

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1996
                               -----------------------------------------------
                                  OR

[   ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    --------------------

                  Commission file number       0-22008
                                             -----------

                       MISSISSIPPI VALLEY BANCSHARES, INC.
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    MISSOURI                               43-1336298
- -------------------------------------------------   --------------------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)

  700 Corporate Park Drive, St. Louis, Missouri                 63105
- -------------------------------------------------   --------------------------
    (Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code)   (314) 268-2580
                                                     ----------------------


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes    X     No       .
                                                         -----       -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 19, 1996:



Common Stock, $1.00 par value                                4,510,906
- -----------------------------                         ------------------------
          Class                                           Number of Shares

        THIS DOCUMENT CONSTITUTES PART OF A PROSPECTUS COVERING
SECURITIES THAT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933.


                  MISSISSIPPI VALLEY BANCSHARES, INC.
                  -----------------------------------

                                INDEX
                                -----
                                                                  Page No.
                                                                 ----------

PART I.   FINANCIAL INFORMATION
          ---------------------

          ITEM 1.   Financial Statements

                    Condensed Consolidated Balance Sheets --
                       March 31, 1996 and December 31, 1995           3

                    Condensed Consolidated Statements of
                       Income -- Quarters Ended March 31, 1996
                       and March 31, 1995                             4

                    Consolidated Statements of Changes in
                       Shareholders' Equity -- Three Months
                       Ended March 31, 1996 and March 31, 1995        5

                    Condensed Consolidated Statements of
                       Cash Flows -- Three Months Ended
                       March 31, 1996 and March 31, 1995              6

                    Notes to Condensed Consolidated
                       Financial Statements                           7


          ITEM 2.   Management's Discussion and Analysis
                       of Results of Operations and
                       Financial Condition                           8-14


PART II.   OTHER INFORMATION
           -----------------

          ITEM 6.   Exhibits and Reports on Form 8-K                  15


SIGNATURE                                                             16
- ---------

EXHIBIT INDEX                                                         17
- -------------

I. FINANCIAL INFORMATION
- ------------------------
   ITEM 1.                              FINANCIAL STATEMENTS
- ---------------                         --------------------

                                 MISSISSIPPI VALLEY BANCSHARES, INC.
                                 -----------------------------------

                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                -------------------------------------


                                                       March 31,         December 31,
                                                         1996                1995
                                                                         (Derived from
                                                      (Unaudited)     Audited Statements)
                                                      -----------     -------------------
                                                             (dollars in thousands)
Assets
- ------
 Cash and due from banks                              $   22,830         $   24,374
 Federal funds sold                                       10,000              3,200
 Held to maturity securities
   (fair value of $73,932 and
      $76,882, respectively)                              71,965             73,919
 Available for sale securities                           195,771            253,733
 Trading account securities                                   14                 99
 Loans, net of
   unearned income                                       648,500            623,777
 Allowance for possible loan losses                       11,435             10,789
                                                      ----------         ----------
            Net loans                                    637,065            612,988
 Premises and equipment                                    9,450              8,822
 Other assets                                             17,258             17,913
                                                      ----------         ----------
                      TOTAL ASSETS                    $  964,353         $  995,048
                                                      ==========         ==========
Liabilities
- -----------
 Deposits:
   Non-interest bearing                               $   80,277         $   85,748
   Interest bearing                                      774,681            800,817
                                                      ----------         ----------
      Total deposits                                     854,958            886,565
 Securities sold under agreements
   to repurchase                                          19,771             21,989
 Other short-term borrowings                               9,794              4,750
 Long-term borrowings                                      2,700              2,700
 Other liabilities                                         7,479              8,937
                                                      ----------         ----------

             TOTAL LIABILITIES                           894,702            924,941
                                                      ----------         ----------

Shareholders' Equity
- --------------------
 Preferred stock-par value $1
   Authorized 100,000 shares,
     issued 25,000 shares                                  2,500              2,500
 Common stock-par value $1
   Authorized 15,000,000 shares,
     issued 4,510,906 in 1996
     and 4,508,006 in 1995                                 4,511              4,508
 Capital surplus                                          19,825             19,802
 Retained earnings                                        42,124             39,415
 Unrealized gain on available
   for sale securities                                       691              3,882
                                                      ----------         ----------
   TOTAL SHAREHOLDERS' EQUITY                             69,651             70,107
                                                      ----------         ----------
   TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                            $  964,353         $  995,048
                                                      ==========         ==========


See accompanying notes.

                                      MISSISSIPPI VALLEY BANCSHARES, INC.
                                      -----------------------------------
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  -------------------------------------------
                                                  (Unaudited)

                                                                   Three Months Ended
                                                                       March 31,
                                                                 ----------------------
                                                                    1996        1995
                                                                 ----------  ----------
                                                     (dollars in thousands, except per share data)
Interest income:
    Interest and fees on loans                                   $  14,153   $  12,999
    Held to maturity securities:
       Taxable                                                       1,076       1,962
       Tax-exempt                                                      141         143
    Available for sale securities                                    3,598         777
    Other                                                               97          73
                                                                 ----------  ----------
                  TOTAL INTEREST INCOME                             19,065      15,954
                                                                 ----------  ----------

Interest expense:
    Deposits                                                         9,192       6,941
    Short-term borrowings                                              406         816
    Long-term borrowings                                                54          68
                                                                 ----------  ----------
                TOTAL INTEREST EXPENSE                               9,652       7,825
                                                                 ----------  ----------

                  NET INTEREST  INCOME                               9,413       8,129
Provision for possible loan losses                                   1,100         800
                                                                 ----------  ----------

            NET INTEREST INCOME AFTER
   PROVISION FOR POSSIBLE LOAN LOSSES                                8,313       7,329
                                                                 ----------  ----------
Other income:
    Service charges                                                    364         333
    Security gains/(losses), net on:
       Sales of held to maturity securities                             (3)        (34)
       Sales of available for sale securities                          312        (204)
    Trading profits and commissions                                    358         150
    Other                                                              302         316
                                                                 ----------  ----------
                                                                     1,333         561
                                                                 ----------  ----------
Other expenses:
    Employee compensation and
       other benefits                                                2,228       1,924
    Net occupancy                                                      301         226
    Equipment                                                          290         221
    Advertising                                                        152         176
    FDIC insurance expense                                               1         368
    Other                                                            1,476       1,079
                                                                 ----------  ----------
                                                                     4,448       3,994
                                                                 ----------  ----------

            INCOME BEFORE INCOME TAXES                               5,198       3,896
Income taxes                                                         1,935       1,453
                                                                 ----------  ----------

                            NET INCOME                           $   3,263   $   2,443
                                                                 ==========  ==========

Earnings per common share:
        Primary                                                        .71         .54
        Fully diluted                                                  .68         .51

See accompanying notes.

                                                MISSISSIPPI VALLEY BANCSHARES, INC.
                                                -----------------------------------
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                     ----------------------------------------------------------
                                                            (Unaudited)

                                                                                                     Unrealized         Total
                                  Preferred Stock         Common Stock                               Gain, (Loss)       Share-
                                 -----------------      ----------------    Capital    Retained    On Available for    holders'
                                 Shares     Amount      Shares    Amount    Surplus    Earnings    Sale Securities      Equity
                                 ------     ------      ------    ------    -------    --------    ----------------    --------
                                                               (dollars in thousands)

BALANCE AT JANUARY 1, 1995       25,000     $2,500    4,381,106   $4,381    $19,315    $30,413         $(1,859)         $54,750

  Net income                                                                             2,443                            2,443
  Issuance of common
     stock                                                1,400        1         12                                          13
  Cash dividends on:
     common stock                                                                         (350)                            (350)
     preferred stock                                                                       (58)                             (58)
  Unrealized gain, (loss) net
     of tax, on available
     for sale securities                                                                                   814              814
                                 ------     ------    ---------   ------    -------    -------         -------          -------

BALANCE AT MARCH 31, 1995        25,000     $2,500    4,382,506   $4,382    $19,327    $32,448         $(1,045)         $57,612
                                 ======     ======    =========   ======    =======    =======         =======          =======


BALANCE AT JANUARY 1, 1996       25,000     $2,500    4,508,006   $4,508    $19,802    $39,415         $ 3,882          $70,107

  Net income                                                                             3,263                            3,263
  Issuance of common
     stock                                                2,900        3         23                                          26
  Cash dividends on:
     common stock                                                                         (496)                            (496)
     preferred stock                                                                       (58)                             (58)
  Unrealized gain, (loss) net
     of tax, on available
     for sale securities                                                                                (3,191)          (3,191)
                                 ------     ------    ---------   ------    -------    -------         -------          -------

BALANCE AT MARCH 31, 1996        25,000     $2,500    4,510,906   $4,511    $19,825    $42,124         $   691          $69,651
                                 ======     ======    =========   ======    =======    =======         =======          =======


See accompanying notes.

                                 MISSISSIPPI VALLEY BANCSHARES, INC.
                                 -----------------------------------
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -----------------------------------------------
                                             (Unaudited)
                                                                   Three Months Ended
                                                                       March 31,
                                                                 ----------------------
                                                                    1996        1995
                                                                 ----------  ----------
                                                                 (dollars in thousands)

Operating activities
- --------------------
 Net income                                                      $   3,263   $   2,443
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for possible loan losses                                1,100         800
   Provision for depreciation and amortization                         232         184
   Accretion of discounts and amortization of
    premiums on securities                                              25          64
   Realized securities (gains) and losses, net                        (309)        238
   Net decrease in trading account securities                           85         735
   Decrease (increase) in interest receivable                          735        (411)
   Increase (decrease) in interest payable                            (130)        670
   Other, net                                                          449         693
                                                                 ----------  ----------
        NET CASH PROVIDED BY
         OPERATING ACTIVITIES                                        5,450       5,416
                                                                 ----------  ----------

Investing activities
- --------------------
 Proceeds from sales and paydowns of
  held to maturity securities                                        2,011       8,995
 Purchases of held to maturity securities                                       (8,795)
 Purchases of available for sale securities                                    (17,591)
 Proceeds from sales and paydowns of
  available for sale securities                                     53,141      12,599
 Purchases of premises and equipment                                  (859)       (908)
 Increase in loans outstanding, net                                (25,178)    (14,122)
                                                                 ----------  ----------
        NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                                       29,115     (19,822)
                                                                 ----------  ----------

Financing activities
- --------------------
 Net increase (decrease) in deposits                               (31,607)     15,887
 Net increase (decrease) in repurchase agreements
  and other short-term borrowings                                    2,826      (1,330)
 Proceeds from sale of common stock                                     26          13
 Cash dividends                                                       (554)       (408)
                                                                 ----------  ----------
        NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                                      (29,309)     14,162
                                                                 ----------  ----------

          INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                                      5,256        (244)

Cash and cash equivalents at beginning of period                    27,574      19,998
                                                                 ----------  ----------

          CASH AND CASH EQUIVALENTS
           AT END OF PERIOD                                      $  32,830   $  19,754
                                                                 ==========  ==========


See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


1. The condensed consolidated financial statements include the accounts of Mississippi Valley Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, Southwest Bank of St. Louis (the "Bank"). Significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the entire year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

2. Interest-Rate Risk Management - The Company sometimes uses various interest rate related contracts, such as futures and options, to manage its overall interest rate risk exposure for asset-liability management purposes. When such contracts are not matched against a specifically designated group of assets or liabilities and are held for trading purposes, the gains or losses from the change in the market values of such contracts are recognized in current income and are reported in other income.

      The Company's objective in managing interest-rate risk is to maintain a balanced mix of interest-sensitive assets and interest-sensitive liabilities over a designated time horizon. The extent of interest rate sensitivity can vary within intervening time periods, depending on current business conditions and management's interest rate outlook. The principal objective of the Bank's asset-liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk while facilitating the funding needs of the Bank. To achieve that objective, the Bank uses various derivative financial instruments.

      During the first quarter of 1996 the Bank purchased $145 million of interest rate swap contracts as part of its asset-liability management strategy to manage interest rate risk. The contracts, which require the Bank to pay a fixed rate of interest and receive a variable rate of interest from the seller of the contract, are accounted for as modifications of the interest rate characteristics of certain bank assets. The Bank had been in a liability sensitive position prior to the affect of these swap contracts.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
- -------  -----------------------------------------------
            OF OPERATIONS AND FINANCIAL CONDITION
            -------------------------------------

      The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1995.


SUMMARY OF EARNINGS
- -------------------

      Consolidated net income for the first quarter of 1996 was $3,263,000, up $820,000 or 33.6% from $2,443,000 earned in the first quarter of 1995.
On a per share basis, net income was $.68, up 33.3% from $.51 in the same period of the prior year. The principal contributor to the improved earnings was the increase in net interest income. Adding to the improved performance were gains realized on sales of available for sale securities. Offsetting a portion of the income gains was a slightly higher provision for possible loan losses and increased noninterest expenses.

      For the quarter, the Company's return on average assets was 1.36% in 1996, up from 1.27% in the same period last year. The Company's return on equity increased to 18.27% from 17.51% in the first three months of 1995. Total assets at March 31, 1996 were $964 million, total loans outstanding were $649 million and deposits were $855 million at the Company's five banking locations. At the end of March, 1996, total equity capital was $69.7 million, or 7.22% of assets, down slightly from $70.1 million, or 7.05% at the end of 1995. During the first quarter of 1996 the sum of the unrealized loss, net of tax, on available for sale securities and dividends paid exceeded net earnings and therefore total equity capital declined during the period.


NET INTEREST INCOME
- -------------------

      The following discussion and tables set forth the composition of average interest-earning assets and interest-bearing liabilities along with accompanying interest income, expense, yields and rates, on a tax-equivalent basis. The tax-equivalent adjustments were approximately $62,000 and $69,000 for the three months ended March 31, 1996 and 1995. Net interest income on a tax equivalent basis, divided by average interest-earning assets, represents the Company's net interest margin.


Three months ended March 31, 1996 and 1995
- ------------------------------------------

      Total tax-equivalent interest income for the three months ended March 31, 1996 was $19,127,000, up $3,104,000 as compared to the same period in 1995. The combination of a $60 million increase in average loans and $120 million of additional securities pushed total interest income above 1995
levels.   Offsetting a portion of the income advancement from increased earning assets were the lower yields earned on most assets. Total asset yields declined to 8.19%, down 40 basis points from 8.59% in 1995 as interest rates began a general decline in late 1995 and early 1996. Funding the Company's increased assets was the $227 million increase in money market deposits raised mostly with promotional rates in connection with the opening of its Concord Village office in the last half of 1995.

      Total interest expense for the first quarter of 1996 was $9,652,000, up $1,827,000 from $7,825,000 in the first quarter of 1995. The increase in interest expense resulted from the greater volume of money market deposits and slightly higher rates paid on certificates of deposit. Overall rates paid on total interest bearing liabilities declined 13 basis points to 4.76% from 4.89% in 1995.

      Total tax-equivalent net interest income increased $1,277,000 as interest income growth exceeded that of interest expense. The Company's net interest margin was 4.05% in the first quarter of 1996 compared with 4.38% in the same period in 1995 as the decline in yields on earning assets exceeded the reduction in rates paid on total interest bearing liabilities.

                                         AVERAGE BALANCES, INTEREST AND RATES

                                                                             THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------------------------------------
                                                                         1996                            1995
                                                              ---------------------------     ---------------------------
                                                                        INTEREST                        INTEREST
                                                              AVERAGE   INCOME/    YIELD/     AVERAGE   INCOME/    YIELD/
                                                              BALANCE   EXPENSE     RATE      BALANCE   EXPENSE     RATE
                                                              -------   --------   ------     -------   --------   ------
                                                                                 (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
      Loans<F1><F2>
              Taxable......................................  $626,984   $14,152     9.05%    $566,367   $12,982     9.28%
              Tax-exempt<F3>...............................        69         1     8.58        1,139        26     9.10
      Held to maturity securities
              Taxable......................................    64,563     1,076     6.68      131,730     1,962     6.00
              Tax-exempt<F3>...............................     7,438       203    10.90        7,586       203    10.70
      Available for sale securities........................   230,847     3,598     6.25       43,033       777     7.31
      Trading account securities...........................       676        11     6.66        1,181        19     6.58
      Federal Funds sold and other short-
           term investments................................     6,062        86     5.69        3,569        54     6.08
                                                             --------   -------              --------   -------
                      Total interest-earning assets           936,639    19,127     8.19      754,605    16,023     8.59
                                                                        -------                         -------
Noninterest-earning assets:
      Cash and due from banks..............................    21,264                          18,951
      Bank premises and equipment..........................     9,455                           6,681
      Other assets.........................................    10,997                           9,036
      Allowance for possible loan losses...................   (10,988)                         (9,784)
                                                             --------                        --------
                      Total assets.........................  $967,367                        $779,489
                                                             ========                        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
      NOW accounts.........................................  $ 19,797   $    84     1.70%    $ 18,818   $   114     2.47%
      Money market accounts................................   367,822     3,881     4.23      140,850     1,448     4.17
      Savings deposits.....................................    22,132       164     2.98       23,772       174     2.96
      Time deposits of $100,000 or more....................    31,248       414     5.31       41,609       547     5.33
      Other time deposits..................................   337,509     4,649     5.52      364,107     4,658     5.19
                                                             --------   -------              --------   -------
              Total interest-bearing deposits..............   778,508     9,192     4.75      589,156     6,941     4.78
      Federal funds purchased, repurchase
           agreements and other short-term
           borrowings......................................    32,637       406     4.98       55,987       816     5.92
      Convertible debentures...............................     2,700        54     8.00        3,240        68     8.33
                                                             --------   -------              --------   -------
              Total interest-bearing liabilities...........   813,845     9,652     4.76      648,383     7,825     4.89
                                                                        -------                         -------
Noninterest-bearing liabilities:
      Demand deposits......................................    78,172                          73,275
      Other liabilities....................................     3,499                           1,256
Shareholders' equity.......................................    71,851                          56,575
                                                             --------                        --------
              Total liabilities and
                 shareholders' equity......................  $967,367                        $779,489
                                                             ========                        ========
              Net interest income..........................             $ 9,475                         $ 8,198
                                                                        =======                         =======
              Net interest margin..........................                         4.05%                           4.38%
                                                                                   =====                           =====

- ---------------------------------
<F1> For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding.
     Interest on nonaccrual loans is recorded when received.
<F2> Interest income on loans includes loan fees, which were not material to any period presented.
<F3> Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $62,000 and $69,000 for the three months ended March 31, 1996 and 1995, respectively.

     The following table indicates, on a tax-equivalent basis, the changes in interest income and interest expense which are attributable to changes in average volume and changes in average rates, in comparison with the
same period  in the preceding  year.   The  change in  interest due  to the
combined rate-volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of the changes in each.


                CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES

                                                                       Three Months Ended
                                                                         March 31, 1996
                                                                           Compared to
                                                                         March 31, 1995
                                                        ----------------------------------------------
                                                        Increase (decrease) attributable to change in:
                                                                            Yield/              Net
                                                          Volume             Rate             Change
                                                        ----------        ----------        ----------
                                                                    (dollars in thousands)
Interest earned on:
   Loans <F1><F2>...................................     $  1,441          $   (296)         $  1,145
   Held to maturity securities:
        Taxable.....................................       (1,090)              204              (886)
        Tax-exempt<F1>..............................           (4)                4
   Available for sale securities....................        2,951              (130)            2,821
   Trading account securities.......................           (8)                                 (8)
   Federal funds sold and other short-
     term investments...............................           35                (3)               32
                                                        ----------        ----------        ----------
           Total interest income....................        3,325              (221)            3,104
                                                        ----------        ----------        ----------

Interest paid on:
   NOW accounts.....................................            6               (36)              (30)
   Money market accounts............................        2,412                21             2,433
   Savings..........................................          (11)                1               (10)
   Time deposits of $100,000 or more................         (131)               (2)             (133)
   Other time deposits..............................         (325)              316                (9)
   Federal funds purchased, repurchase
     agreements and other short-term
     borrowings.....................................         (316)              (95)             (411)
   Long-term borrowings.............................           (7)               (7)              (14)
                                                        ----------        ----------        ----------
           Total interest expense...................        1,628               198             1,826
                                                        ----------        ----------        ----------
           Net interest income......................     $  1,697          $   (419)         $  1,278
                                                        ==========        ==========        ==========

- ---------------------------

<F1> Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The approximate tax equivalent adjustments were $62,000 and $69,000 for the three months ended March 31, 1996 and 1995.

<F2> Average balances included nonaccrual loans.

PROVISION FOR POSSIBLE LOAN LOSSES
- ----------------------------------

      The provision for possible loan losses for the first quarter of 1996 was $1,100,000, up from $800,000 for the same period last
year.   The annualized ratio of net charge-offs to average loans for the first three months of 1996 was  .29% compared  with  .22%  for the
same period last year.   Net loan charge-offs  were  $454,000 and
$311,000 for the first quarter of 1996 and 1995, respectively.

      The allowance for possible loan losses was $11.4 million or 1.76% of loans outstanding at March 31, 1996. This compared to $10.8 million at the end of 1995 and $10.0 million, or 1.74% of loans, at
March 31, 1995. In   management's   judgement,   the  allowance  for
possible loan losses is considered adequate to absorb potential losses in the loan portfolio.

      The following table summarizes, for the periods indicated, activity in the allowance for possible loan losses:

       Summary of Loan Loss Experience and Related Information
       -------------------------------------------------------

                                               Three Months Ended
                                                   March 31,
                                             ----------------------
                                                1996        1995
                                             ----------  ----------
                                             (dollars in thousands)
Allowance for possible loan losses
   (beginning of period)                      $ 10,789    $  9,575
Loans charged off                                 (535)       (370)
Recoveries of loans previously
 charged off                                        81          59
                                             ----------  ----------
     Net loans charged off                        (454)       (311)
                                             ----------  ----------
Provision for possible loan losses               1,100         800
                                             ----------  ----------
Allowance for possible loan losses
   (end of period)                            $ 11,435    $ 10,064
                                             ==========  ==========

Loans outstanding:
   Average                                    $627,053    $567,506
   End of period                               648,500     577,288

Ratio of allowance for possible
 loan losses to loans outstanding:
   Average                                        1.82%       1.77%
   End of period                                  1.76        1.74

Ratio of net charge-offs to
 average loans outstanding, annualized:            .29         .22

The following table summarizes nonperforming assets at the dates indicated:

                                          March 31,       December 31,      March 31,
                                            1996              1995            1995
                                         -----------      ------------     -----------
                                                     (dollars in thousands)
Nonaccrual loans                          $   2,727         $   3,778       $   1,081
Loans past due 90 days or more                                    179              41
Restructured loans                              717               731             240
                                         -----------       -----------     -----------
   Total nonperforming loans                  3,444             4,688           1,362
Other real estate                                                                 775
                                         -----------       -----------     -----------
   Total nonperforming assets             $   3,444         $   4,688       $   2,137
                                         ===========       ===========     ===========
Loans, net of unearned discount           $ 648,500         $ 623,777       $ 577,288
Allowance for possible loan
  losses to loans                              1.76%             1.73%           1.74%
Nonperforming loans to loans                    .53               .75             .24
Allowance for possible loan losses
  to nonperforming loans                     332.03            230.14          738.91
Nonperforming assets to loans
  and foreclosed assets                         .53               .75             .37

NONINTEREST INCOME
- ------------------

      For the first quarter of 1996 total noninterest income was $1,333,000, up from $561,000 in the same period of 1995. Net securities gains of $309,000 in 1996, compared with securities losses of $238,000 realized in the first quarter of 1995, was the principal factor increasing 1996's noninterest income total. In anticipation of a changing market the Company began limiting its liability sensitivity in the first quarter of 1996 by selling approximately $53 million of longer term available for sale securities. Proceeds from the sale of held to maturity securities were approximately $2 million and all sales were within 90 days of each security's maturity date.

      Service charges on depository accounts along with fees for other customer services were $666,000, up slightly from $649,000 in the first quarter of last year. Trading profits and commissions were $358,000, up substantially from $150,000 in the first quarter of 1995 as customer activity improved from the previous year.


NONINTEREST EXPENSE
- -------------------

      Total noninterest expense for the first quarter of 1996 was $4,448,000, up $454,000 from $3,994,000 in the first three months of 1995. Greater personnel and benefit costs plus the accompanying increased occupancy and equipment costs associated with the new Concord Village branch, opened in June, 1995, were responsible for the increased overhead expenses in 1996. Merit increases and greater benefit costs also increased overhead costs.
Even though total noninterest expenses were up 11.4%, the Company's first quarter efficiency ratio improved to 41.2% from 45.6% in the same period in 1995.

CAPITAL MANAGEMENT AND RESOURCES
- --------------------------------

      As of March 31, 1996, the Company's total shareholders' equity was $69.7 million. New capital was provided by the Company's first quarter net earnings and minimally by the exercise of stock options. Offsetting the Company's capital accumulation were the payments of cash dividends on preferred and common stock and the recording of an unrealized loss, net of tax, on available for sale securities. During the first quarter of 1996 the fair market values of the Company's available for sale securities declined and thereby reversed a large portion of the security write-ups recorded throughout most of 1995.

      The analysis of capital is dependent upon a number of factors including asset quality, earnings strength, liquidity, economic conditions and combinations thereof. The two primary criteria currently in effect are the risk-based capital guidelines and the minimum capital to total assets or leverage ratio requirement.

      These regulatory guidelines require that Tier 1 capital equal or exceed 4.00% of risk-weighted assets, and that the risk-based total capital ratio equal or exceed 8.00%. As of March 31, 1996 and December 31, 1995 the Company's Tier 1 capital was 10.56% and 10.30% of risk-weighted assets, and total risk-based capital was 11.90% and 11.64% of risk-weighted assets, respectively.

      The minimum acceptable ratio of Tier 1 capital to total assets, or leverage ratio, has been established at 3.00%. As of March 31, 1996 and December 31, 1995, the Company's leverage ratio was 7.16% and 6.70%, respectively.

      Management believes that a strong capital position provided by a mix of equity and long-term debt is essential. It provides safety and security for depositors, and enhances Company value for shareholders by providing opportunities for growth with the selective use of leverage.

PART II.   OTHER INFORMATION
           -----------------



ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------



(a) For a list of Exhibits, see "Exhibits Index" appearing elsewhere herein.


(b)   Reports on Form 8-K:   NONE

                                 SIGNATURE
                                 ---------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           MISSISSIPPI VALLEY BANCSHARES, INC.
                           -----------------------------------
                                      (Registrant)


Date:  May 6, 1996                 / s /  Paul M. Strieker
       -----------                 ------------------------------------

                                   Paul M. Strieker, Executive Vice
                                   President, Controller and Chief
                                   Financial Officer and Assistant
                                   Secretary  (on  behalf  of the
                                   Registrant and as Principal
                                   Financial and Accounting Officer)

                     MISSISSIPPI  VALLEY  BANCSHARES,  INC.

                                 EXHIBIT  INDEX

                                   FORM 10-Q


                 For the quarterly period ended March 31, 1996

              Exhibit
               Number                     Description of Exhibit
              -------                     ----------------------
                 11                       Computation of Earnings
                                             per Common Share
