Form 10-Q
period 1996-06-30
MISSISSIPPI VALLEY BANCSHARES INC
filed 1996-08-05
CIK 809352

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1996
                              -------------------------------------------------

                                       OR

[   ]     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from ---------------------- to ----------------------

                        Commission file number  0-22008
                                               ---------

                      MISSISSIPPI VALLEY BANCSHARES, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     MISSOURI                                43-1336298
- ---------------------------------------------------   -------------------------
          (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                 Identification No.)

   700 Corporate Park Drive, St. Louis, Missouri                63105
- ---------------------------------------------------   -------------------------
     (Address of principal executive offices)                (Zip Code)

(Registrant's telephone number, including area code)   (314) 268-2580
                                                     --------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been subject  to  such  filing requirements for the past 90 days.
Yes    X     No       .
     -----       -----

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF AUGUST 2, 1996:


Common Stock, $1.00 par value                           4,512,006
- -----------------------------                   ----------------------
         Class                                     Number of Shares

          THIS DOCUMENT CONSTITUTES PART OF A PROSPECTUS COVERING
   SECURITIES THAT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933.

                    MISSISSIPPI VALLEY BANCSHARES, INC.
                    -----------------------------------

                                   INDEX
                                   -----
                                                                     Page No.
                                                                     --------
PART I.  FINANCIAL INFORMATION
         ---------------------

         ITEM 1.  Financial Statements

                  Condensed Consolidated Balance Sheets --
                        June 30, 1996 and December 31, 1995               3

                  Condensed Consolidated Statements of
                        Income -- Quarters Ended June 30, 1996
                        and June 30, 1995 and Six Months Ended
                        June 30, 1996 and June 30, 1995                   4

                  Consolidated Statements of Changes in
                        Shareholders' Equity -- Six Months
                        Ended June 30, 1996 and June 30, 1995             5

                  Condensed Consolidated Statements of
                        Cash Flows -- Six Months Ended
                        June 30, 1996 and June 30, 1995                   6

                  Notes to Condensed Consolidated
                        Financial Statements                              7


         ITEM 2.  Management's Discussion and Analysis
                        of Results of Operations and
                        Financial Condition                            8-15


PART II. OTHER INFORMATION
         -----------------

         ITEM 4.  Submission of Matters to a Vote of
                        Security Holders                                 16


         ITEM 6.  Exhibits and Reports on Form 8-K                       16


SIGNATURE                                                                17
- ---------

EXHIBIT INDEX                                                            18
- -------------

PART I.  FINANCIAL INFORMATION
- ------------------------------

    ITEM 1.                                                 FINANCIAL STATEMENTS
- ---------------                                             --------------------
                                                    MISSISSIPPI VALLEY BANCSHARES, INC.
                                                    -----------------------------------
                                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   -------------------------------------
                                                      June 30,               December 31,
                                                        1996                     1995
                                                                            (Derived from
                                                     (Unaudited)         Audited Statements)
                                                     -----------         -------------------
                                                             (dollars in thousands)
ASSETS
- ------
   Cash and due from banks                          $     23,646            $     24,374
   Federal funds sold                                     10,840                   3,200
   Held to maturity securities
     (fair value of $93,079 and
       $76,882, respectively)                             91,383                  73,919
   Available for sale securities                         197,934                 253,733
   Trading account securities                                  7                      99
   Loans, net of
     unearned income                                     684,959                 623,777
   Allowance for possible loan losses                     11,976                  10,789
                                                    ------------            ------------
                        Net loans                        672,983                 612,988
   Premises and equipment                                 11,168                   8,822
   Other assets                                           16,476                  17,913
                                                    ------------            ------------
                       TOTAL ASSETS                 $  1,024,437            $    995,048
                                                    ============            ============
LIABILITIES
- -----------
   Deposits:
     Non-interest bearing                           $     80,464            $     85,748
     Interest bearing                                    821,219                 800,817
                                                    ------------            ------------
           Total deposits                                901,683                 886,565
   Securities sold under agreements
     to repurchase                                        14,834                  11,254
   Other short-term borrowings                            27,000                  15,485
   Long-term borrowings                                    2,700                   2,700
   Other liabilities                                       6,401                   8,937
                                                    ------------            ------------
                  TOTAL LIABILITIES                      952,618                 924,941
                                                    ------------            ------------
SHAREHOLDERS' EQUITY
- --------------------
   Preferred stock-par value $1
     Authorized 100,000 shares,
       issued 25,000 shares                                2,500                   2,500
   Common stock-par value $1
     Authorized 15,000,000 shares,
       issued 4,512,006 in 1996
       and 4,508,006 in 1995                               4,512                   4,508
   Capital surplus                                        19,834                  19,802
   Retained earnings                                      45,104                  39,415
   Unrealized gain, (loss) on available
       for sale securities                                  (131)                  3,882
                                                    ------------            ------------
       TOTAL SHAREHOLDERS' EQUITY                         71,819                  70,107
                                                    ------------            ------------
       TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY                   $  1,024,437            $    995,048
                                                    ============            ============


See accompanying notes.

                                    MISSISSIPPI VALLEY BANCSHARES, INC.
                                    -----------------------------------
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                -------------------------------------------
                                                (Unaudited)
                                                          Quarter Ended                Six Months Ended
                                                             June 30,                      June 30,
                                                     -----------------------        ----------------------
                                                      1996            1995           1996           1995
                                                     -------         -------        -------        -------
                                                         (dollars in thousands, except per share data)
Interest income:
    Interest and fees on loans                       $15,020         $13,509        $29,173        $26,508
    Held to maturity securities:
       Taxable                                         1,126           2,098          2,202          4,060
       Tax-exempt                                        140             141            281            284
    Available for sale securities                      2,919           1,005          6,517          1,782
    Other                                                289              41            386            114
                                                     -------         -------        -------        -------
                  TOTAL INTEREST INCOME               19,494          16,794         38,559         32,748
                                                     -------         -------        -------        -------
Interest expense:
    Deposits                                           9,407           7,463         18,599         14,404
    Short-term borrowings                                390           1,210            796          2,026
    Long-term borrowings                                  54              67            108            135
                                                     -------         -------        -------        -------
                 TOTAL INTEREST EXPENSE                9,851           8,740         19,503         16,565
                                                     -------         -------        -------        -------
                    NET INTEREST INCOME                9,643           8,054         19,056         16,183
Provision for possible loan losses                       850             650          1,950          1,450
                                                     -------         -------        -------        -------
              NET INTEREST INCOME AFTER
     PROVISION FOR POSSIBLE LOAN LOSSES                8,793           7,404         17,106         14,733
                                                     -------         -------        -------        -------
Other income:
    Service charges                                      381             352            745            685
    Securities gains/(losses), net on:
       Sales of held to maturity securities                              (25)            (3)           (59)
       Sales of available for sale securities            132             172            444            (32)
    Trading profits and commissions                      307             206            665            356
    Other                                                394             265            696            581
                                                     -------         -------        -------        -------
                                                       1,214             970          2,547          1,531
                                                     -------         -------        -------        -------
Other expenses:
    Employee compensation and
       other benefits                                  2,311           2,026          4,539          3,950
    Net occupancy                                        262             251            563            477
    Equipment                                            326             234            616            455
    Advertising                                          168             171            320            347
    FDIC insurance expense                                               368              1            736
    Other                                              1,528           1,198          3,004          2,277
                                                     -------         -------        -------        -------
                                                       4,595           4,248          9,043          8,242
                                                     -------         -------        -------        -------
             INCOME BEFORE INCOME TAXES                5,412           4,126         10,610          8,022
Income taxes                                           1,878           1,504          3,813          2,957
                                                     -------         -------        -------        -------
                                NET INCOME           $ 3,534         $ 2,622        $ 6,797        $ 5,065
                                                     =======         =======        =======        =======

Earnings per common share:
          Primary                                    $   .76         $   .59        $  1.47        $  1.13
          Fully diluted                              $   .73         $   .55        $  1.41        $  1.06

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

                                                                                                              Unrealized
                                                                                                                 Gain,
                                                                                                               (Loss) on    Total
                                      Preferred Stock               Common Stock                               Available    Share-
                                  ----------------------       -----------------------   Capital   Retained    for Sales   holders'
                                   Shares        Amount         Shares         Amount    Surplus   Earnings    Securities   Equity
                                  --------      --------       --------       --------  --------  ----------  ------------ --------
                                                                       (dollars in thousands)
Balance at January 1, 1995         25,000        $2,500        4,381,106        $4,381    $19,315   $30,413    $(1,859)    $54,750

     Net income                                                                                       5,065                  5,065
     Issuance of common
        stock                                                      7,400             7         60                               67
     Cash dividends on:
        common stock                                                                                   (703)                  (703)
        preferred stock                                                                                (116)                  (116)
     Unrealized gain, net
        of tax, on available
        for sale securities                                                                                      2,579       2,579
                                  --------      --------      -----------      --------  --------- ---------  ---------   ---------
Balance at June 30, 1995           25,000        $2,500        4,388,506        $4,388    $19,375   $34,659    $   720     $61,642
                                  ========      ========      ===========      ========  ========= =========  =========   =========


Balance at January 1, 1996         25,000        $2,500        4,508,006        $4,508    $19,802   $39,415    $ 3,882     $70,107

     Net income                                                                                       6,797                  6,797
     Issuance of common
        stock                                                      4,000             4         32                               36
     Cash dividends on:
        common stock                                                                                   (992)                  (992)
        preferred stock                                                                                (116)                  (116)
     Unrealized (loss) net
        of tax, on available
        for sale securities                                                                                     (4,013)     (4,013)
                                  --------      --------      -----------      --------  --------- ---------  ---------   ---------
Balance at June 30, 1996           25,000        $2,500        4,512,006        $4,512    $19,834   $45,104    $  (131)    $71,819
                                  ========      ========      ===========      ========  ========= =========  =========   =========


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

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                          -----------------------------
                                                                             1996              1995
                                                                          -----------       -----------
                                                                               (dollars in thousands)

Operating activities
- --------------------
   Net income                                                               $  6,797          $  5,065
   Adjustments to reconcile net income to net
      cash provided by operating activities:
       Provision for possible loan losses                                      1,950             1,450
       Provision for depreciation and amortization                               471               372
       Accretion of discounts and amortization of
          premiums on securities                                                 (68)               90
       Realized securities (gains) and losses, net                              (441)               91
       Net decrease in trading account securities                                 92               728
       Net (increase) decrease in interest receivable                            466              (889)
       Increase in interest payable                                               15               584
       Other, net                                                                776            (3,474)
                                                                          -----------       -----------

             NET CASH PROVIDED BY
                OPERATING ACTIVITIES                                          10,058             4,017
                                                                          -----------       -----------

Investing activities
- --------------------
   Proceeds from maturities of held to maturity securities                                         250
   Proceeds from sales and paydowns of held to maturity securities             2,011            17,209
   Purchases of held to maturity securities                                  (19,299)          (31,420)
   Purchases of available for sale securities                                (19,740)          (45,274)
   Proceeds from maturities of available for sale securities                   5,000
   Proceeds from sales and paydowns of
     available for sale securities                                            64,501            17,316
   Purchases of premises and equipment                                        (2,815)           (2,451)
   Increase in loans outstanding, net                                        (61,945)          (37,599)
                                                                          -----------       -----------

             NET CASH USED IN
                 INVESTING ACTIVITIES                                        (32,287)          (81,969)
                                                                          -----------       -----------

Financing activities
- --------------------
   Net increase in deposits                                                   15,118            50,162
   Net increase in repurchase agreements
      and other short-term borrowings                                         15,095            38,355
   Proceeds from sale of common stock                                             36                67
   Cash dividends                                                             (1,108)             (819)
                                                                          -----------       -----------

             NET CASH PROVIDED BY
                 FINANCING ACTIVITIES                                         29,141            87,765
                                                                          -----------       -----------

                   INCREASE (DECREASE) IN CASH
                     AND CASH EQUIVALENTS                                      6,912             9,813

Cash and cash equivalents at beginning of period                              27,574            19,998
                                                                          -----------       -----------

                   CASH AND CASH EQUIVALENTS
                      AT END OF PERIOD                                     $  34,486         $  29,811
                                                                          ===========       ===========


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


SUMMARY OF EARNINGS
- -------------------

      Consolidated net income for the second quarter of 1996 was $3,534,000, up $912,000 or 34.8% from the $2,622,000 earned during the second quarter of 1995. On a per share basis, net income was $.73, up 32.7% from $.55 in the same period of the prior year. The improved performance resulted primarily
from higher net interest income.   Noninterest income increased $244,000
from a combination of greater service charges on depository accounts, increased trading profits and commissions and greater credit card merchant fees. Offsetting a portion of the higher earnings was an increased provision for possible loan losses and increased noninterest expenses.

      Net income for the first half of 1996 was $6,797,000, up $1,732,000 or 34.2% from $5,065,000 earned for the first half of 1995. On a per share basis, net income was $1.41, up 33.0% from $1.06 in the first half of 1995. Increased net interest income was principally responsible for the improved earnings. Securities gains in 1996 along with greater service charges on deposit accounts and higher trading profits and commissions also supplemented this year's earnings. Offsetting a portion of the greater net interest earnings were increased noninterest expenses, primarily greater personnel and benefit costs plus other accompanying expenses associated with the Concord Village office opened in June, 1995.


NET INTEREST INCOME
- -------------------

      The following discussion and tables set forth the composition of average interest-earning assets and interest-bearing liabilities along with accompanying interest income, expense, yields and rates, on a tax-equivalent basis. The tax-equivalent adjustments were approximately $63,000, $67,000, $125,000 and $136,000 for the three months ended June 30, 1996 and 1995, and for the six months ended June 30, 1996 and 1995, respectively. Net interest income on a tax equivalent basis, divided by average interest-earning assets, represents the Company's net interest margin.


Three months ended June 30, 1996 and 1995
- -----------------------------------------

      Total tax-equivalent interest income for the three months ended June 30, 1996 was $19,557,000, up $2,696,000 as compared to the same period in 1995. The $84 million increase in the volume of average loans outstanding and the $63 million increase in securities combined to advance interest income 16.0%. Partially reducing the effect of the volume driven interest income increase were the lower yields on total earning assets of 8.24%, down 34 basis points from the 8.58% in the second quarter of 1995. The expanded asset base was funded primarily with increased money market account funds raised during the deposit promotion in the last half of 1995.

      Total interest expense for the second quarter of 1996 was $9,851,000, up $1,111,000 from $8,740,000 in the second three months of 1995. The effects of the $198 million increase in average money market deposits was partially offset by a decline in short-term borrowings and the lower rates paid on all fund sources in the second quarter of 1996 compared with the same period in 1995.

      Overall tax-equivalent net interest income increased $1,585,000 as interest income rose $2.7 million and interest expense was up $1.1 million. The Company's net interest margin declined slightly to 4.08% in the second quarter of 1996 from 4.13% in the same period in 1995.

Six months ended June 30, 1996 and 1995
- ---------------------------------------

      Total tax-equivalent interest income for the first six months of 1996 was $38,684,000, up $5,800,000 from $32,884,000 in the same period in 1995.
The $72 million increase in average loans and $92 million increase in securities volume were responsible for generating the increase in interest earnings from 1995 to 1996. However, reduced yields on loans offset a portion of the increased earnings. Overall earning asset yields were 8.22% for the first six months of 1996, down from 8.58% for the same period in 1995.

      Total interest expense for the first half of 1996 was $19,503,000, up $2,938,000 from $16,565,000 in the same period of 1995. An increase of $212 million in money market deposit accounts was responsible for the increased interest expense. Offsetting some of the effects of additional money market accounts were reduced short-term borrowings and the lower rates paid on most fund sources except certificates of deposit. Overall rates paid on total interest bearing liabilities declined to 4.77% from 5.03% in the first half of 1995.

      In summary, total tax-equivalent net interest income increased $2,862,000 as interest income improved by $5.8 million and interest expense grew $2.9 million. The Company's net interest margin for the first six months was 4.07%, down slightly from 4.26% in the same period in 1995.

                                           AVERAGE BALANCES, INTEREST AND RATES

                                                                               Three Months Ended June 30,
                                                       --------------------------------------------------------------------------
                                                                      1996                                      1995
                                                       -----------------------------------     ----------------------------------
                                                                     Interest                                  Interest
                                                       Average       Income/       Yield/       Average        Income/      Yield/
                                                       Balance       Expense        Rate        Balance        Expense      Rate
                                                       -------       --------      ------       -------        --------     ------
                                                                                (dollars in thousands)
Assets
Interest-earning assets:
      Loans<F1><F2>
              Taxable...............................   $669,427       $15,020       9.02%       $584,648       $13,496       9.25%
              Tax-exempt<F3>........................                                                 900            19       8.45
      Held to maturity securities
              Taxable...............................     68,783         1,126       6.58         135,656         2,098       6.20
              Tax-exempt<F3>........................      7,464           203      10.86           7,529           202      10.73
      Available for sale securities.................    186,566         2,919       6.28          56,441         1,005       7.13
      Trading account securities....................      1,200            18       5.99             377             7       6.94
      Federal Funds sold and other short-
          term investments..........................     20,350           271       5.36           2,169            34       6.43
                                                       --------       -------                   --------       -------
                      Total interest-earning assets     953,790        19,557       8.24         787,720        16,861       8.58
                                                                      -------                                  -------
Noninterest-earning assets:
      Cash and due from banks.......................     23,075                                   19,750
      Bank premises and equipment...................     10,247                                    7,715
      Other assets..................................     10,888                                    9,913
      Allowance for possible loan losses............    (11,535)                                 (10,230)
                                                       --------                                 --------
                      Total assets..................   $986,465                                 $814,868
                                                       ========                                 ========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
      NOW accounts..................................   $ 20,392       $    87       1.71%       $ 19,752       $   114       2.30%
      Money market accounts.........................    339,460         3,531       4.18         141,677         1,662       4.71
      Savings deposits..............................     22,516           165       2.95          23,258           170       2.94
      Time deposits of $100,000 or more.............     32,890           427       5.22          41,372           577       5.60
      Other time deposits...........................    381,631         5,197       5.48         368,299         4,940       5.38
                                                       --------       -------                   --------       -------
              Total interest-bearing deposits.......    796,889         9,407       4.75         594,358         7,463       5.04
      Federal funds purchased, repurchase
          agreements and other short-term
          borrowings................................     32,226           390       4.87          80,582         1,210       6.00
      Convertible debentures........................      2,700            54       8.00           3,240            67       8.33
                                                       --------       -------                   --------       -------
              Total interest-bearing liabilities....    831,815         9,851       4.76         678,180         8,740       5.17
                                                                      -------                                  -------
Noninterest-bearing liabilities:
      Demand deposits...............................     81,399                                   75,060
      Other liabilities.............................      1,885                                    1,766
Shareholders' equity................................     71,366                                   59,862
                                                       --------                                 --------
              Total liabilities and
                 shareholders' equity...............   $986,465                                 $814,868
                                                       ========                                 ========
              Net interest income...................                  $ 9,706                                  $ 8,121
                                                                      =======                                  =======
              Net interest margin...................                                4.08%                                    4.13%
                                                                                   =====                                    =====

- --------------------------------
<F1> For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received.
<F2> Interest income on loans includes loan fees, which were not material to any period presented.
<F3> Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $63,000 and $67,000 for the three months ended June 30, 1996 and 1995, respectively.

                                           AVERAGE BALANCES, INTEREST AND RATES

                                                                               Three Months Ended June 30,
                                                       --------------------------------------------------------------------------
                                                                       1996                                     1995
                                                       -----------------------------------     ----------------------------------
                                                                     Interest                                  Interest
                                                       Average       Income/       Yield/       Average        Income/      Yield/
                                                       Balance       Expense        Rate        Balance        Expense      Rate
                                                       -------       --------      ------       -------        --------     ------
                                                                                 (dollars in thousands)
Assets
Interest-earning assets:
      Loans<F1><F2>
              Taxable.............................     $648,205       $29,172       9.05%       $575,558       $26,478        9.26%
              Tax-exempt<F3>......................           35             1       8.60           1,019            45        8.81
      Held to maturity securities
              Taxable.............................       66,673         2,202       6.64         133,704         4,060        6.10
              Tax-exempt<F3>......................        7,451           406      10.88           7,557           405       10.72
      Available for sale securities...............      208,707         6,517       6.27          49,774         1,782        7.21
      Trading account securities..................          938            29       6.24             777            26        6.67
      Federal Funds sold and other short-
           term investments.......................       13,206           357       5.44           2,865            88        6.22
                                                       --------       -------                   --------       -------
                     Total interest-earning assets      945,215        38,684       8.22         771,254        32,884        8.58
                                                                      -------                                  -------
Noninterest-earning assets:
      Cash and due from banks.....................       22,170                                   19,353
      Bank premises and equipment.................        9,851                                    7,225
      Other assets................................       10,942                                    9,452
      Allowance for possible loan losses..........      (11,262)                                 (10,008)
                                                       --------                                 --------
                     Total assets.................     $976,916                                 $797,276
                                                       ========                                 ========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
      NOW accounts................................     $ 20,095       $   171       1.71%       $ 19,287       $   228        2.38%
      Money market accounts.......................      353,641         7,413       4.22         141,266         3,110        4.44
      Savings deposits............................       22,324           329       2.97          23,514           344        2.95
      Time deposits of $100,000 or more...........       32,069           841       5.27          41,490         1,124        5.47
      Other time deposits.........................      359,570         9,845       5.51         366,214         9,598        5.29
                                                       --------       -------                   --------       -------
              Total interest-bearing deposits.....      787,699        18,599       4.75         591,771        14,404        4.91
      Federal funds purchased, repurchase
           agreements and other short-term
           borrowings.............................       32,431           796       4.94          68,353         2,026        5.93
      Convertible debentures......................        2,700           108       8.00           3,240           135        8.33
                                                       --------       -------                   --------       -------
              Total interest-bearing liabilities..      822,830        19,503       4.77         663,364        16,565        5.03
                                                                      -------                                  -------
Noninterest-bearing liabilities:
      Demand deposits.............................       79,786                                   74,173
      Other liabilities...........................        2,692                                    1,512
Shareholders' equity..............................       71,608                                   58,227
                                                       --------                                 --------
              Total liabilities and
                 shareholders' equity.............     $976,916                                 $797,276
                                                       ========                                 ========
              Net interest income.................                    $19,181                                  $16,319
                                                                      =======                                  =======
              Net interest margin.................                                  4.07%                                     4.26%
                                                                                   =====                                     =====

- -----------------------------------
<F1> For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received.
<F2> Interest income on loans includes loan fees, which were not material to any period presented.
<F3> Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $125,000 and $136,000 for the six months ended June 30, 1996 and 1995, respectively.

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

                                   CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES

                                                                 Three Months Ended                     Six Months Ended
                                                                   June 30, 1996                          June 30, 1996
                                                                    Compared to                            Compared to
                                                                   June 30, 1995                          June 30, 1995
                                                       ---------------------------------       -----------------------------------
                                                                       Increase (decrease) attributable to change in:
                                                       ---------------------------------------------------------------------------
                                                                     Yield/         Net                      Yield/          Net
                                                       Volume         Rate        Change       Volume         Rate          Change
                                                       -------       ------       ------       ------        ------         ------
                                                                                  (dollars in thousands)
Interest earned on:
      Loans<F1><F2>..................................  $1,855        $(350)        $1,505        $3,286        $(636)        $2,650
      Held to maturity securities:
              Taxable................................  (1,094)         122           (972)       (2,191)         333         (1,858)
              Tax-exempt<F1>.........................      (2)           3              1            (5)           6              1
      Available for sale securities..................   2,048         (134)         1,914         4,997         (262)         4,735
      Trading account securities.....................      12           (1)            11             5           (2)             3
      Federal funds sold and other short-
           term investments..........................     244           (7)           237           281          (12)           269
                                                       -------       ------        -------       -------        -----        -------
                       Total interest income.........   3,063         (367)         2,696         6,373         (573)         5,800
                                                       -------       ------        -------       -------        -----        -------

Interest paid on:
      NOW accounts...................................       4          (31)           (27)           10          (67)           (57)
      Money market accounts..........................   2,076         (207)         1,869         4,466         (163)         4,303
      Savings........................................      (6)           1             (5)          (17)           2            (15)
      Time deposits of $100,000 or more............      (113)         (37)          (150)         (244)         (39)          (283)
      Other time deposits............................     170           87            257          (169)         416            247
      Federal funds purchased, repurchase
           agreements and other short-term
           borrowings................................    (727)         (93)          (820)       (1,041)        (189)        (1,230)
      Long-term borrowings...........................      (7)          (6)           (13)          (13)         (14)           (27)
                                                       -------       ------        -------       -------       ------        -------
                      Total interest expense.........   1,397         (286)         1,111         2,992          (54)         2,938
                                                       -------       ------        -------       -------       ------        -------

                      Net interest income............  $1,666        $ (81)        $1,585        $3,381        $(519)        $2,862
                                                       =======       ======        =======       =======       ======        =======

- ------------------------------
<F1> Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The approximate tax equivalent adjustment were $63,000, $67,000, $125,000 and $136,000 for the three months ended June 30, 1996 and 1995, and for the six months ended June 30, 1996 and 1995, respectively.

<F2> Average balances included nonaccrual loans.

PROVISION FOR POSSIBLE LOAN LOSSES
- ----------------------------------

   The provision for possible loan losses for the second quarter of  1996 was $850,000, up from $650,000 last year. For the first half of 1996 the provision for possible loan losses was $1,950,000, up from $1,450,000 for the same period last year. Slightly higher net loan charge-offs and good loan growth during 1996 resulted in the higher provision expense. The annualized ratio of net charge-offs to average loans for the first half of 1996 was
 .24%, up from .18% last year, while corresponding net loan charge-offs were $763,000 and $507,000, respectively.

  The allowance for possible loan losses was $12.0 million or 1.75% of loans outstanding at June 30, 1996. This compares to $10.8 million or 1.73% at the end of 1995 and $10.5 million or 1.75% at June 30, 1995. In management's judgement, the allowance for possible loan losses is considered adequate to absorb potential losses in the loan portfolio.

  The following table summarizes, for the periods indicated, activity in the allowance for possible loan losses:

                          Summary of Loan Loss Experience and Related Information
                          -------------------------------------------------------

                                                      Three Months Ended       Six Months Ended
                                                           June 30,                June 30,
                                                    --------------------    ---------------------
                                                      1996        1995        1996        1995
                                                    --------    --------    --------    ---------
                                                                (dollars in thousands)
Allowance for possible loan losses
       (beginning of period)                        $ 11,435    $ 10,064    $ 10,789    $  9,575
Loans charged off                                       (671)       (269)     (1,206)       (639)
Recoveries of loans previously
     charged off                                         362          73         443         132
                                                    --------    --------    --------    --------
             Net loans charged off                      (309)       (196)       (763)       (507)
                                                    --------    --------    --------    --------
Provision for possible loan losses                       850         650       1,950       1,450
                                                    --------    --------    --------    --------
Allowance for possible loan losses
     (end of period)                                $ 11,976    $ 10,518    $ 11,976    $ 10,518
                                                    ========    ========    ========    ========

Loans outstanding:
       Average                                      $669,427    $585,548    $648,240    $576,577
       End of period                                 684,959     600,570     684,959     600,570

Ratio of allowance for possible
    loan losses to loans outstanding:
       Average                                          1.79%       1.80%       1.85%       1.82%
       End of period                                    1.75        1.75        1.75        1.75

Ratio of net charge-offs to
    average loans outstanding, annualized:               .18         .13         .24         .18

      The following table summarizes nonperforming assets at the dates indicated:


                                                   June 30,             December 31,           June 30,
                                                    1996                   1995                  1995
                                                 -----------            ------------         ------------
                                                                 (dollars in thousands)
Nonaccrual loans                                 $      868            $     3,778           $      1,084
Loans past due 90 days or more                           90                    179                    291
Restructured loans                                      816                    731                    226
                                                -----------            -----------           ------------
       Total nonperforming loans                      1,774                  4,688                  1,601
Other real estate                                     1,269                                           670
                                                -----------            -----------           ------------
       Total nonperforming assets                $    3,043            $     4,688           $      2,271
                                                ===========            ===========           ============
Loans, net of unearned discount                  $  684,959            $   623,777           $    600,570
Allowance for possible loan
    losses to loans                                    1.75%                  1.73%                  1.75%
Nonperforming loans to loans                            .26                    .75                    .27
Allowance for possible loan losses
    to nonperforming loans                           675.08                 230.14                 656.90
Nonperforming assets to loans
    and foreclosed assets                               .44                    .75                    .38


NONINTEREST INCOME
- ------------------

   For the second quarter of 1996 total noninterest income was $1,214,000, up from $970,000 in the same period in 1995. Higher trading profits and commissions and additional other customer fees and charges increased total noninterest income in 1996.

   For the first six months of 1996 total noninterest income was $2,547,000, up sharply from $1,531,000 in the first half of 1995. Net gains of $441,000 were realized on securities sales in the first half of 1996. In the first half of 1995 the Company had losses on securities sales of $91,000. Included were sales of securities classified as held to maturity which generated losses of $3,000 in 1996 compared with losses of $59,000 in 1995. These sales were sometimes done to fund the purchase of other securities or to meet various other needs, but sales of held to maturity securities were only done within 90 days of each specific security's maturity date. Noninterest income levels were also supplemented by increased service charges on deposits and higher trading profits and commissions and other customer fees and charges.


NONINTEREST EXPENSE
- -------------------

   Total noninterest expense for the second quarter of 1996 was $4.6 million, up $347,000 from $4.2 million in the first three months of 1995. For the first half of 1996 total noninterest expenses were $9.0 million, up $801,000 from $8.2 million in same period in 1995. Greater personnel and benefit costs, and some accompanying expenses such as occupancy and equipment costs associated with the Concord Village office opened in June, 1995, were responsible for the increase in total overhead costs.

CAPITAL MANAGEMENT AND RESOURCES
- --------------------------------

      As of June 30, 1996, the Company's total shareholders' equity was $71.8 million. New capital was provided by the Company's net earnings and the exercise of stock options. Offsetting the Company's capital accumulation were the payments of cash dividends on preferred and common stock and unrealized losses, net of tax, on available for sale securities.

      The analysis of capital is dependent upon a number of factors including asset quality, earnings strength, liquidity, economic conditions and combinations thereof. The two primary criteria currently in effect are the risk-based capital guidelines and the minimum capital to total assets or leverage ratio requirement.

      These regulatory guidelines require that Tier 1 capital equal or exceed 4.00% of risk-weighted assets, and that the risk-based total capital ratio equal or exceed 8.00%. As of June 30, 1996 and December 31, 1995 the Company's Tier 1 capital was 10.64% and 10.30% of risk-weighted assets, and total risk-based capital was 11.90% and 11.64% of risk-weighted assets, respectively.

      The minimum acceptable ratio of Tier 1 capital to total assets, or leverage ratio, has been established at 3.00%. As of June 30, 1996 and December 31, 1995, the Company's leverage ratio was 7.02% and 6.70%, respectively.

      Management believes that a strong capital position provided by a mix of equity and long-term debt is essential. It provides safety and security for depositors, and enhances Company value for shareholders by providing opportunities for growth with the selective use of leverage.

PART II.   OTHER INFORMATION
- ----------------------------


ITEM 4.   Submission of Matters to a Vote
          -------------------------------
                of Security Holders
                -------------------


On April 17, 1996, at the Company's Annual Meeting of Stockholders, stockholders took the following actions:

      a. Re-elected all Management nominees to the Board of Directors. Vote tallies were as follows:

                                         Votes            Votes
                                        In Favor        Abstaining
                                        --------        ----------
                Andrew N. Baur         3,627,397           1,302
                Louis N. Goldring      3,549,357          79,342
                Richard T. Grote       3,627,097           1,602
                Mont S. Levy           3,627,097           1,602
                Louis B. Shepley       3,627,097           1,602

      b. Ratified the selection of Ernst & Young LLP as independent accountants for 1996 with
           3,624,149 shares voted in favor, 500 shares voted against and 4,050 shares abstained.


ITEM 6.    Exhibits and Reports on Form 8-K
           --------------------------------


(a) For a list of Exhibits, see "EXHIBIT INDEX" appearing elsewhere herein.

(b)   Reports on Form 8-K:   NONE

                                SIGNATURE
                                ---------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             MISSISSIPPI VALLEY BANCSHARES, INC.
                                             -----------------------------------
                                                        (Registrant)


Date: August 2, 1996                         /s/ Paul M. Strieker
      --------------                         -----------------------------------
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

                     MISSISSIPPI  VALLEY  BANCSHARES,  INC.

                                 EXHIBIT  INDEX

                                   FORM  10-Q


                  For the quarterly period ended June 30, 1996

              Exhibit
               Number                      Description of Exhibit
              -------                      ----------------------
                 11                        Computation of Earnings
                                             per Common Share
