Form 10-Q
period 1996-09-30
MISSISSIPPI VALLEY BANCSHARES INC
filed 1996-11-12
CIK 809352

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   September 30, 1996
                               -------------------------------------------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

                  Commission file number           0-22008
                                                -------------

                      MISSISSIPPI VALLEY BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    MISSOURI                                 43-1336298
-------------------------------------------------     --------------------------
         (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                 Identification No.)

  700 Corporate Park Drive, St. Louis, Missouri                 63105
-------------------------------------------------     --------------------------
     (Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code)  (314) 268-2580
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
Yes   X    No      .
    -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 1996:


Common Stock, $1.00 par value                               4,513,556
-----------------------------                     ----------------------------
           Class                                        Number of Shares

            THIS DOCUMENT CONSTITUTES PART OF A PROSPECTUS COVERING SECURITIES THAT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933.


                      MISSISSIPPI VALLEY BANCSHARES, INC.
                      -----------------------------------

                                     INDEX
                                     -----
                                                                           Page No.
                                                                           --------
PART I.  FINANCIAL INFORMATION
         ---------------------

         ITEM 1.  Financial Statements

                    Condensed Consolidated Balance Sheets --
                        September 30, 1996 and December 31, 1995               3

                    Condensed Consolidated Statements of
                        Income -- Quarters Ended September 30, 1996
                        and September 30, 1995 and Nine Months Ended
                        September 30, 1996 and September 30, 1995              4

                    Consolidated Statements of Changes in
                        Shareholders' Equity -- Nine Months
                        Ended September 30, 1996 and September 30, 1995        5

                    Condensed Consolidated Statements of
                        Cash Flows -- Nine Months Ended
                        September 30, 1996 and September 30, 1995              6

                    Notes to Condensed Consolidated
                        Financial Statements                                   7


         ITEM 2.  Management's Discussion and Analysis
                        of Results of Operations and
                        Financial Condition                                  8-15


PART II. OTHER INFORMATION
         -----------------

         ITEM 6.  Exhibits and Reports on Form 8-K                            16


SIGNATURE                                                                     17
---------

EXHIBIT INDEX                                                                 18
-------------




I. FINANCIAL INFORMATION
------------------------
   ITEM 1.                                                               FINANCIAL STATEMENTS
----------------                                                         --------------------
                                                                  MISSISSIPPI VALLEY BANCSHARES, INC.
                                                                  -----------------------------------
                                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                 -------------------------------------
                                                                       September 30,            December 31,
                                                                           1996                    1995
                                                                                               (Derived from
                                                                        (Unaudited)         Audited Statements)
                                                                        -----------         -------------------
                                                                                (dollars in thousands)
Assets
------
   Cash and due from banks                                             $     29,826           $      24,374
   Federal funds sold                                                         9,300                   3,200
   Held to maturity securities
      (fair value of $63,700 and
          $76,882, respectively)                                             62,103                  73,919
   Available for sale securities                                            219,770                 253,733
   Trading account securities                                                   571                      99
   Loans, net of
       unearned income                                                      708,209                 623,777
   Allowance for possible loan losses                                        12,076                  10,789
                                                                       --------------         ---------------
                        Net loans                                           696,133                 612,988
   Premises and equipment                                                    11,179                   8,822
   Other assets                                                              15,784                  17,913
                                                                       --------------         ---------------
                                   TOTAL ASSETS                        $  1,044,666           $     995,048
                                                                       ==============         ===============

Liabilities
-----------
   Deposits:
     Non-interest bearing                                              $     89,611           $      85,748
     Interest bearing                                                       815,278                 800,817
                                                                       --------------         ---------------
           Total deposits                                                   904,889                 886,565
   Securities sold under agreements
       to repurchase                                                         25,579                  11,254
   Other short-term borrowings                                               29,232                  15,485
   Long-term borrowings                                                       2,700                   2,700
   Other liabilities                                                          7,192                   8,937
                                                                       --------------         ---------------

                              TOTAL LIABILITIES                             969,592                 924,941
                                                                       --------------         ---------------

Shareholders' Equity
--------------------
   Preferred stock-par value $1
     Authorized 100,000 shares,
        issued 25,000 shares                                                  2,500                   2,500
   Common stock-par value $1
     Authorized 15,000,000 shares,
        issued 4,512,356 in 1996
        and 4,508,006 in 1995                                                 4,512                   4,508
   Capital surplus                                                           19,840                  19,802
   Retained earnings                                                         48,149                  39,415
   Unrealized gain on available
       for sale securities, net of tax                                           73                   3,882
                                                                       --------------         ---------------
                     TOTAL SHAREHOLDERS' EQUITY                              75,074                  70,107
                                                                       --------------         ---------------

                     TOTAL LIABILITIES AND
                           SHAREHOLDERS' EQUITY                        $  1,044,666           $     995,048
                                                                       ==============         ===============


See accompanying notes.

                                                MISSISSIPPI VALLEY BANCSHARES, INC.
                                                -----------------------------------
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                            -------------------------------------------
                                                            (Unaudited)

                                                                  Quarter  Ended                Nine Months Ended
                                                                   September 30,                  September 30,
                                                                --------------------           ---------------------
                                                                 1996          1995             1996           1995
                                                                ------        ------           ------         ------
                                                                     (dollars in thousands, except per share data)
Interest income:
    Interest and fees on loans                                  $15,695       $13,382          $44,868        $39,890
    Held to maturity securities:
       Taxable                                                    1,218         2,233            3,420          6,293
       Tax-exempt                                                   141           141              422            425
    Available for sale securities                                 3,282         1,966            9,799          3,748
    Other                                                           198           432              584            546
                                                                -------       -------          -------        -------
                           TOTAL INTEREST INCOME                 20,534        18,154           59,093         50,902
                                                                -------       -------          -------        -------

Interest expense:
    Deposits                                                      9,870        10,099           28,469         24,503
    Short-term borrowings                                           675           436            1,471          2,462
    Long-term borrowings                                             54            54              162            189
                                                                -------       -------          -------        -------
                          TOTAL INTEREST EXPENSE                 10,599        10,589           30,102         27,154
                                                                -------       -------          -------        -------

                             NET INTEREST INCOME                  9,935         7,565           28,991         23,748
Provision for possible loan losses                                  950           560            2,900          2,010
                                                                -------       -------          -------        -------

                       NET INTEREST INCOME AFTER
              PROVISION FOR POSSIBLE LOAN LOSSES                  8,985         7,005           26,091         21,738
                                                                -------       -------          -------        -------

Other income:
    Service charges                                                 382           328            1,127          1,013
    Securities gains/<losses>, net on:
       Sales of securities classified held to maturity                             (7)              (3)           (66)
       Sales of securities classified available for sale                          851              444            819
    Trading profits and commissions                                 325           269              990            625
    Other                                                           424           279            1,120            860
                                                                -------       -------          -------        -------
                                                                  1,131         1,720            3,678          3,251
                                                                -------       -------          -------        -------

Other expenses:
    Employee compensation and
       other benefits                                             2,341         2,034            6,880          5,984
    Net occupancy                                                   282           301              845            778
    Equipment                                                       286           275              902            730
    Advertising                                                     119           173              439            520
    FDIC insurance expense                                            1           (35)               2            701
    Other                                                         1,462         1,226            4,466          3,503
                                                                -------       -------          -------        -------
                                                                  4,491         3,974           13,534         12,216
                                                                -------       -------          -------        -------

                      INCOME BEFORE INCOME TAXES                  5,625         4,751           16,235         12,773
Income taxes                                                      1,958         1,817            5,771          4,774
                                                                -------       -------          -------        -------

                                      NET INCOME                $ 3,667       $ 2,934          $10,464        $ 7,999
                                                                =======       =======          =======        =======

Earnings per common share:
          Primary                                               $   .79       $   .63          $  2.26        $  1.76
          Fully diluted                                         $   .76       $   .61          $  2.17        $  1.67

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

                                                                                                  Unrealized        Total
                                   Preferred Stock       Common Stock                            Gain, <Loss>       Share-
                                  -----------------   ------------------   Capital  Retained    On Available for   holders'
                                  Shares     Amount     Shares    Amount   Surplus  Earnings    Sale Securities     Equity
                                  ------     ------   ---------   ------   -------  --------    ----------------   --------
                                                                  (dollars in thousands)
Balance at January 1, 1995        25,000     $2,500   4,381,106   $4,381   $19,315   $30,413        $(1,859)       $54,750

     Net income                                                                        7,999                         7,999
     Issuance of common
        stock                                           126,200      126       481                                     607
     Cash dividends on:
        common stock                                                                  (1,108)                       (1,108)
        preferred stock                                                                 (173)                         (173)
     Unrealized gain, <loss> net
        of tax, on available
        for sale securities                                                                           2,701          2,701
                                  ------     ------   ---------   ------   -------   -------        -------        -------
Balance at September 30, 1995     25,000     $2,500   4,507,306   $4,507   $19,796   $37,131        $   842        $64,776
                                  ======     ======   =========   ======   =======   =======        =======        =======


Balance at January 1, 1996        25,000     $2,500   4,508,006   $4,508   $19,802   $39,415        $ 3,882        $70,107

     Net income                                                                       10,464                        10,464
     Issuance of common
        stock                                             4,350        4        38                                      42
     Cash dividends on:
        common stock                                                                  (1,557)                       (1,557)
        preferred stock                                                                 (173)                         (173)
     Unrealized gain, <loss> net
        of tax, on available
        for sale securities                                                                          (3,809)        (3,809)
                                  ------     ------   ---------   ------   -------   -------        -------        -------
Balance at September 30, 1996     25,000     $2,500   4,512,356   $4,512   $19,840   $48,149        $    73        $75,074
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

                                                                          Nine Months Ended
                                                                             September 30,
                                                                       -------------------------
                                                                         1996            1995
                                                                       --------        ---------
                                                                         (dollars in thousands)

Operating activities
--------------------
   Net income                                                          $ 10,464        $   7,999
   Adjustments to reconcile net income to net
      cash provided by operating activities:
       Provision for possible loan losses                                 2,900            2,010
       Provision for depreciation and amortization                          717              598
       Accretion of discounts and amortization of
         premiums on securities                                            (748)              37
       Realized securities (gains) and losses, net                         (441)            (753)
       Net increase in trading account securities                          (472)          (1,006)
       Decrease, (increase) in interest receivable                          927           (2,991)
       Increase in interest payable                                         224            1,080
       Other, net                                                         1,434             (136)
                                                                       --------        ---------
              NET CASH PROVIDED BY
                OPERATING ACTIVITIES                                     15,005            6,838
                                                                       --------        ---------
Investing activities
--------------------
   Proceeds from maturities of held to maturity securities               29,545              250
   Proceeds from sales and paydowns of held to
     maturity securities                                                  2,011           19,635
   Purchases of held to maturity securities                             (19,299)         (31,420)
   Purchases of available for sale securities                           (69,493)        (176,955)
   Proceeds from sales, paydowns and maturities of
     available for sale securities                                       98,192           33,797
   Purchases of premises and equipment                                   (3,071)          (3,109)
   Increase in loans outstanding, net                                   (86,046)         (22,743)
                                                                       --------        ---------
              NET CASH USED IN
                INVESTING ACTIVITIES                                    (48,161)        (180,545)
                                                                       --------        ---------
Financing activities
--------------------
   Net increase in deposits                                              18,324          232,111
   Net increase, (decrease) in repurchase agreements
     and other short-term borrowings                                     28,072          (26,803)
   Proceeds from sales of common stock                                       42               67
   Cash dividends                                                        (1,730)          (1,281)
                                                                       --------        ---------
              NET CASH PROVIDED BY
                FINANCING ACTIVITIES                                     44,708          204,094
                                                                       --------        ---------
                 INCREASE IN CASH
                   AND CASH EQUIVALENTS                                  11,552           30,387

Cash and cash equivalents at beginning of period                         27,574           19,998
                                                                       --------        ---------
                 CASH AND CASH EQUIVALENTS
                   AT END OF PERIOD                                    $ 39,126        $  50,385
                                                                       ========        =========

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
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


SUMMARY OF EARNINGS
-------------------

      Consolidated net income for the third quarter of 1996 was $3,667,000, up $733,000 or 25.0% from the $2,934,000 earned during the third quarter of 1995. On a per share basis, net income was $.76, up 24.6% from $.61 in the same period of the prior year. The improved performance resulted from higher net interest income. Offsetting a large portion of the net interest income increase was a higher provision for possible loan losses, reduced noninterest income and higher overhead expenses.

      Net income for the first nine months of 1996 was $10,464,000, up $2,465,000 or 30.8% from $7,999,000 earned for the first nine months of 1995. On a per share basis, net income was $2.17, up 29.9% from $1.67 in the first nine months of 1995. Increased net interest income was principally responsible for the improved earnings. The provision for possible loan losses and total noninterest expenses were also up from the prior year and offset a portion of the net interest income increase.


NET INTEREST INCOME
-------------------

      The following discussion and tables set forth the composition of average interest-earning assets and interest-bearing liabilities along with accompanying interest income, expense, yields and rates, on a tax-equivalent basis. The tax-equivalent adjustments were approximately $62,000, $68,000, $186,000 and $208,000 for the three months ended September 30, 1996 and 1995, and for the nine months ended September 30, 1996 and 1995, respectively. Net interest income on a tax equivalent basis, divided by average interest-earning assets, represents the Company's net interest margin.


Three months ended September 30, 1996 and 1995
----------------------------------------------

      Total tax-equivalent interest income for the three months ended September 30, 1996 was $20,596,000, up $2,373,000 as compared to the same period in 1995. The $107 million increase in the volume of average loans outstanding was primarily responsible for the increased interest income.
Most assets showed small declines in yields compared to the prior year except for an increase related to taxable held to maturity securities. Overall asset yields improved slightly to 8.18% in the third quarter of 1996 from 8.12% in the same period last year. The expanded asset base was funded with increased money market deposit accounts and time deposits of less than $100,000.

      Total interest expense for the third quarter of 1996 was $10,599,000, up only $9,000 from the same period in 1995. The impact of the volume increase in total interest bearing liabilities of $99 million was almost totally offset by the lower rates paid on total interest bearing liabilities. Overall rates paid on interest bearing liabilities were 4.81% in the third quarter of 1996, down markedly from 5.40% in the same period in 1995. During the last half of 1995 the Bank paid premium rates on money market accounts as a part of its deposit promotion activity coinciding with the opening of its newest branch. No such activities took place this year, and therefore, the Bank lowered its rates paid on total money market accounts from 5.61% in 1995 to 4.15% in 1996.

      Overall tax-equivalent net interest income increased $2,364,000 as interest income rose $2.4 million and interest expense experienced almost no change. The Company's net interest margin rose to 3.97% in the third quarter of 1996 from 3.41% in the same period in 1995 primarily as a result of the decline in rates paid on interest bearing liabilities discussed above.


Nine months ended September 30, 1996 and 1995
---------------------------------------------

      Total tax-equivalent interest income for the first nine months of 1996 was $59,279,000, up $8,169,000 from $51,110,000 in the same period in 1995.
The $84 million increase in average loans and $67 million increase in securities volume were primarily responsible for generating the increase in interest earnings from 1995 to 1996. Offsetting a portion of the increased earnings were the reduced yields earned on loans in 1996. Overall earning asset yields were 8.21% for the first nine months of 1996, down from 8.41% for the same period in 1995.

      Total interest expense for the first nine months of 1996 was $30,102,000, up $2,948,000 from $27,154,000 in the same period in 1995. An increase of $147 million in money market deposit accounts was primarily responsible for the increased interest expense. Offsetting some of the effects of additional money market deposits were reduced short-term borrowings and the lower rates paid on most fund sources except certificates of deposit. Overall rates paid on total interest bearing liabilities declined to 4.78% from 5.17% in the first nine months of 1995.

      In summary, total tax-equivalent net interest income increased $5,221,000 as interest income improved by $8.2 million and interest expense rose $2.9 million. The Company's net interest margin for the first nine months was 4.04%, up slightly from 3.94% in the same period in 1995.

                                                AVERAGE BALANCES, INTEREST AND RATES

                                                                             Three Months Ended September 30,
                                                            --------------------------------------------------------------------
                                                                         1996                                  1995
                                                            ------------------------------        ------------------------------
                                                                        Interest                              Interest
                                                              Average   Income/    Yield/         Average     Income/    Yield/
                                                              Balance   Expense     Rate          Balance     Expense     Rate
                                                            ----------  -------    -------        --------    --------   -------
                                                                                   (dollars in thousands)
Assets
Interest-earning assets:
   Loans<F1> <F2>
     Taxable                                                $  696,023  $15,695      8.98%        $587,656    $13,370      9.04%
     Tax-exempt<F3>                                                                                    900         19      8.58
   Held to maturity securities
     Taxable                                                    74,329    1,218      6.52          143,357      2,233      6.20
     Tax-exempt<F3>                                              7,490      203     10.83            7,387        203     10.98
   Available for sale securities                               210,616    3,282      6.21          122,873      1,966      6.35
   Trading account securities                                      617        9      5.62              866         15      6.64
   Federal Funds sold and other short-
     term investments                                           13,816      189      5.43           28,424        417      5.82
                                                            ----------  -------                   --------    -------
         Total interest-earning assets                       1,002,891   20,596      8.18          891,463     18,223      8.12
                                                                        -------                               -------
Noninterest-earning assets:
   Cash and due from banks                                      22,375                              22,958
   Bank premises and equipment                                  11,154                               8,740
   Other assets                                                 11,659                              10,573
   Allowance for possible loan losses                          (11,949)                            (10,484)
                                                            ----------                            --------
         Total assets                                       $1,036,130                            $923,250
                                                            ==========                            ========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
   NOW accounts                                             $   20,525  $    89      1.71%        $ 19,007    $    96      2.01%
   Money market accounts                                       326,658    3,411      4.15          309,147      4,369      5.61
   Savings deposits                                             22,829      171      2.98           21,588        161      2.96
   Time deposits of $100,000 or more                            35,802      472      5.25           37,062        520      5.57
   Other time deposits                                         416,529    5,727      5.47          357,836      4,953      5.49
                                                            ----------  -------                   --------    -------
         Total interest-bearing deposits                       822,343    9,870      4.77          744,640     10,099      5.38
   Federal funds purchased, repurchase
     agreements and other short-term
     borrowings                                                 52,182      675      5.15           30,952        437      5.60
   Convertible debentures                                        2,700       54      8.00            2,700         54      8.00
                                                            ----------  -------                   --------    -------
         Total interest-bearing liabilities                    877,225   10,599      4.81          778,292     10,590      5.40
                                                                        -------                               -------
Noninterest-bearing liabilities:
   Demand deposits                                              82,779                              78,997
   Other liabilities                                             2,062                               1,997
Shareholders' equity                                            74,064                              63,964
                                                            ----------                            --------
         Total liabilities and
           shareholders' equity                             $1,036,130                            $923,250
                                                            ==========                            ========
         Net interest income                                            $ 9,997                               $ 7,633
                                                                        =======                               =======
         Net interest margin                                                         3.97%                                 3.41%
                                                                                    ======                                ======

---------------
<F1> For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received.

<F2> Interest income on loans includes loan fees, which were not material to any period presented.

<F3> Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $62,000 and $68,000 for the three months ended September 30, 1996 and 1995, respectively.

                                                AVERAGE BALANCES, INTEREST AND RATES

                                                                             Nine Months Ended September 30,
                                                            --------------------------------------------------------------------
                                                                         1996                                  1995
                                                            ------------------------------        ------------------------------
                                                                        Interest                              Interest
                                                              Average   Income/    Yield/         Average     Income/    Yield/
                                                              Balance   Expense     Rate          Balance     Expense     Rate
                                                            ----------  -------    -------        --------    --------   -------
                                                                                   (dollars in thousands)
Assets
Interest-earning assets:
   Loans<F1> <F2>
       Taxable                                              $664,261    $44,867      9.02%        $579,635    $39,848      9.19%
       Tax-exempt<F3>                                             23          1      8.60              979         65      8.83
   Held to maturity securities
       Taxable                                                69,244      3,420      6.60          136,957      6,293      6.14
       Tax-exempt<F3>                                          7,464        608     10.86            7,500        613     10.90
   Available for sale securities                             209,348      9,799      6.25           74,408      3,748      6.73
   Trading account securities                                    830         38      6.08              807         40      6.66
   Federal Funds sold and other short-term investments        13,410        546      5.44           11,478        503      5.86
                                                            --------    -------                   --------    -------
             Total interest-earning assets                   964,580     59,279      8.21          811,764     51,110      8.41
                                                                        -------                    -------
Noninterest-earning assets:
   Cash and due from banks                                    22,239                                20,568
   Bank premises and equipment                                10,289                                 7,736
   Other assets                                               11,183                                 9,830
   Allowance for possible loan losses                        (11,493)                              (10,169)
                                                            --------                              --------
             Total assets                                   $996,798                              $839,729
                                                            ========                              ========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
   NOW accounts                                             $ 20,239    $   259      1.71%        $ 19,193    $   324      2.26%
   Money market accounts                                     344,581     10,824      4.20          197,841      7,478      5.05
   Savings deposits                                           22,494        501      2.97           22,864        505      2.95
   Time deposits of $100,000 or more                          33,322      1,313      5.26           39,998      1,644      5.50
   Other time deposits                                       378,695     15,572      5.49          363,391     14,551      5.35
                                                            --------    -------                   --------    -------
             Total interest-bearing deposits                 799,331     28,469      4.76          643,287     24,502      5.09
   Federal funds purchased, repurchase
      agreements and other short-term borrowings              39,063      1,471      5.03           55,749      2,463      5.91
   Convertible debentures                                      2,700        162      8.00            3,058        189      8.24
                                                            --------    -------                   --------    -------
             Total interest-bearing liabilities              841,094     30,102      4.78          702,094     27,154      5.17
                                                                        -------                               -------
Noninterest-bearing liabilities:
   Demand deposits                                            80,791                                75,798
   Other liabilities                                           2,480                                 1,676
Shareholders' equity                                          72,433                                60,161
                                                            --------                              --------
             Total liabilities and shareholders' equity     $996,798                              $839,729
                                                            ========                              ========
             Net interest income                                        $29,177                               $23,956
                                                                        =======                               =======
             Net interest margin                                                     4.04%                                 3.94%
                                                                                    =====                                 =====

--------------------------------------
<F1> For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received.
<F2> Interest income on loans includes loan fees, which were not material to any period presented.
<F3> Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $186,000 and $208,000 for the nine months ended September 30, 1996 and 1995, respectively.

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

                               CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES
                                                              Three Months Ended                     Nine Months Ended
                                                              September 30, 1996                     September 30, 1996
                                                                  Compared to                            Compared to
                                                              September 30, 1995                     September 30, 1995
                                                      -------------------------------          ---------------------------------
                                                                     Increase (decrease) attributable to change in:
                                                      --------------------------------------------------------------------------
                                                                  Yield/       Net                           Yield/      Net
                                                      Volume       Rate       Change          Volume          Rate      Change
                                                      ------      -------     ------          ------         ------     ------
                                                                                 (dollars in thousands)
Interest earned on:
      Loans<F1> <F2>                                  $2,397      $  (91)     $2,306           $5,705        $ (750)     $4,955
      Held to maturity securities:
              Taxable                                 (1,126)        111      (1,015)          (3,316)          443      (2,873)
              Tax-exempt<F1>                               3          (3)                          (3)           (2)         (5)
      Available for sale securities                    1,360         (44)      1,316            6,338          (287)      6,051
      Trading account securities                          (4)         (2)         (6)               1            (3)         (2)
      Federal funds sold and other short-term
           investments                                  (202)        (26)       (228)              81           (38)         43
                                                     ---------   ---------   ---------        ---------      --------   --------
                      Total interest income            2,428         (55)      2,373            8,806          (637)      8,169
                                                     ---------   ---------   ---------        ---------      --------   --------
Interest paid on:
      NOW accounts                                         8         (15)         (7)              17           (82)        (65)
      Money market accounts                              236      (1,194)       (958)           4,785        (1,439)      3,346
      Savings                                              9           1          10               (7)            3          (4)
      Time deposits of $100,000 or more                  (18)        (30)        (48)            (263)          (68)       (331)
      Other time deposits                                792         (18)        774              630           391       1,021
      Federal funds purchased, repurchase
           agreements and other short-term
           borrowings                                    275         (37)        238             (811)         (181)       (992)
      Long-term borrowings                                                                        (13)          (14)        (27)
                                                     ---------   ---------   ---------        ---------      --------   --------
                      Total interest expense           1,302      (1,293)          9            4,338        (1,390)      2,948
                                                     ---------   ---------   ---------        ---------      --------   --------
                      Net interest income             $1,126      $1,238      $2,364           $4,468        $  753      $5,221
                                                     =========   =========   =========        =========      ========   ========

--------------------------------------

<F1> Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The approximate tax equivalent adjustments were $62,000, $68,000, $186,000 and $208,000 for the three months ended September 30, 1996 and 1995, and for the nine months ended September 30, 1996 and 1995, respectively.

<F2> Average balances included nonaccrual loans.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

   The provision for possible loan losses for the third quarter of 1996 was $950,000, up from $560,000 last year. Increased loans and net charge-offs necessitated a greater provision expense for the period. For the first nine months of 1996 the provision for possible loan losses was $2,900,000, also up from the same period last year. The annualized ratio of net charge-offs to average loans for the first nine months of 1996 rose to .32% from .18% last year, as corresponding net charge-offs were $1,613,000 and $796,000, respectively.

   The allowance for possible loan losses was $12.1 million or 1.71% of loans outstanding at September 30, 1996. This compares to $10.8 million or 1.73% at the end of 1995 and $10.8 million or 1.84% at September 30, 1995. In management's judgement, the allowance for possible loan losses is considered adequate to absorb potential losses in the loan portfolio.

   The following table summarizes, for the periods indicated, activity in the allowance for possible loan losses:
'

                                Summary of Loan Loss Experience and Related Information
                                -------------------------------------------------------

                                                             Three Months                    Nine Months
                                                         Ended September 30,             Ended September 30,
                                                     ---------------------------     ---------------------------
                                                        1996            1995            1996            1995
                                                     -----------     -----------     -----------     -----------
                                                                         (dollars in thousands)
Allowance for possible loan losses
    (beginning of period)                             $ 11,976        $ 10,518        $ 10,789        $  9,575
Loans charged off                                       (1,126)           (394)         (2,332)         (1,033)
Recoveries of loans previously
     charged off                                           276             105             719             237
                                                     -----------     ------------    -----------     -----------
             Net loans charged off                        (850)           (289)         (1,613)           (796)
                                                     -----------     ------------    -----------     -----------
Provision for possible loan losses                         950             560           2,900           2,010
                                                     -----------     ------------    -----------     -----------
Allowance for possible loan losses
     (end of period)                                  $ 12,076        $ 10,789        $ 12,076        $ 10,789
                                                     ===========     ===========     ===========     ===========

Loans outstanding:
       Average                                        $696,023        $588,556        $664,284        $580,614
       End of period                                   708,209         585,425         708,209         585,425

Ratio of allowance for possible
    loan losses to loans outstanding:
       Average                                            1.74%           1.83%           1.82%           1.86%
       End of period                                      1.71            1.84            1.71            1.84

Ratio of net charge-offs to
    average loans outstanding, annualized:                 .48             .20             .32             .18

      The following table summarizes nonperforming assets at the dates indicated:



                                                           September 30, December 31, September 30,
                                                                    1996        1995        1995

                                                                              (dollars in thousands)
Nonaccrual loans                                             $     1,934             $     3,778             $     2,399
Loans past due 90 days or more                                       418                     179                      91
Restructured loans                                                   798                     731                     837
                                                            -------------           -------------           -------------
       Total nonperforming loans                                   3,150                   4,688                   3,327
Other real estate                                                    569
                                                            -------------           -------------           -------------
       Total nonperforming assets                            $     3,719             $     4,688             $     3,327
                                                            =============           =============           =============
Loans, net of unearned discount                              $   708,209             $   623,777             $   585,425
Allowance for possible loan
    losses to loans                                                 1.71%                   1.73%                   1.84%
Nonperforming loans to loans                                         .44                     .75                     .57
Allowance for possible loan losses
    to nonperforming loans                                        383.37                  230.14                  324.29
Nonperforming assets to loans
    and foreclosed assets                                            .52                     .75                     .57

NONINTEREST INCOME
------------------

     For the third quarter of 1996 total noninterest income was $1,131,000, down sharply from $1,720,000 in the same period in 1995. Net gains of $844,000 were realized on securities sales in the third quarter of 1995 while the same quarter this year had no securities sales. Included in 1995 were losses of $7,000 on the sale of $2 million of Held to Maturity U.S. Government securities sold within three months of the securities' scheduled maturities. Gains of $851,000 were realized on the sale of $15 million of U.S. Government securities classified Available for Sale. Offsetting a portion of the lack of securities gains in the third quarter of 1996 were higher trading profits and commissions and greater credit card merchant fees.

     For the first nine months of 1996 total noninterest income was $3,678,000, up $427,000 from $3,251,000 in the first nine months of 1995. Net gains of $441,000 were realized on securities sales in the first nine months of 1996 compared with securities gains of $753,000 in the same period of 1995. Increased noninterest income was generated from a combination of greater service charges on deposits, higher trading profits and commissions and other customer fees and charges.


NONINTEREST EXPENSE
-------------------

      Total noninterest expense for the third quarter of 1996 was $4,491,000, up $517,000 from $3,974,000 in the same period in 1995. For the first nine months of 1996 total noninterest expenses were $13,534,000, up
$1,318,000, from $12,216,000 in the same period in 1995. Greater personnel and benefit costs, and some accompanying expenses such as occupancy and equipment costs associated with the Concord Village office opened in June, 1995, were responsible for the increase in total overhead costs.

CAPITAL MANAGEMENT AND RESOURCES
--------------------------------

      As of September 30, 1996, the Company's total shareholders' equity was $75.1 million. New capital was provided by the Company's net earnings and the exercise of stock options. Offsetting the Company's capital accumulation were the payments of cash dividends on preferred and common stock and unrealized losses, net of tax, on available for sale securities.

      The analysis of capital is dependent upon a number of factors including asset quality, earnings strength, liquidity, economic conditions and combinations thereof. The two primary criteria currently in effect are the risk-based capital guidelines and the minimum capital to total assets or leverage ratio requirement.

      These regulatory guidelines require that Tier 1 capital equal or exceed 4.00% of risk-weighted assets, and that the risk-based total capital ratio equal or exceed 8.00%. As of September 30, 1996 and December 31, 1995 the Company's Tier 1 capital was 10.51% and 10.30% of risk-weighted assets, and total risk-based capital was 11.76% and 11.64% of risk-weighted assets, respectively.

      The minimum acceptable ratio of Tier 1 capital to total assets, or leverage ratio, has been established at 3.00%. As of September 30, 1996 and December 31, 1995, the Company's leverage ratio was 7.23% and 6.70%, respectively.

      Management believes that a strong capital position provided by a mix of equity and long-term debt is essential. It provides safety and security for depositors, and enhances Company value for shareholders by providing opportunities for growth with the selective use of leverage.

PART II.   OTHER INFORMATION
----------------------------


ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)   For a list of Exhibits, see "Exhibits Index" appearing elsewhere here.

(b)   Reports on Form 8-K:  NONE

                                  SIGNATURE
                                  ---------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     MISSISSIPPI VALLEY BANCSHARES, INC.
                                     -----------------------------------
                                                (Registrant)


Date: November 12, 1996                        /s/ Paul M. Strieker
      -----------------                        --------------------
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

                        MISSISSIPPI VALLEY BANCSHARES, INC.

                                   EXHIBIT INDEX

                                    FORM 10-Q


                  For the quarterly period ended September 30, 1996


                  Exhibit
                  Number                  Description of Exhibit
                  ------                  ----------------------

                      11                  Computation of Earnings
                                            per Common Share