Form 10-K
period 1996-12-31
MISSISSIPPI VALLEY BANCSHARES INC
filed 1997-02-19
CIK 809352

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)
       /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d ) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1996

       / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the fiscal period from ---------- to ---------

                        Commission file number 0-22008

                   MISSISSIPPI VALLEY BANCSHARES, INC.
--------------------------------------------------------------------------
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Missouri                                        43-1336298
--------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

700 Corporate Park Drive, St. Louis, Missouri         63105
--------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  314-268-2580
Securities registered pursuant to Section 12 (b) of the Act:

Title of each Class              Name of each exchange on which registered
-------------------              -----------------------------------------
        None                                       None
        ----                                       ----

Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock, $1 par value
--------------------------------------------------------------------------
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X        No
                                                     --------        --------


   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             --------

   As of February 18, 1997, 4,517,156 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $136,507,000 based upon the closing price of the common stock on the NASDAQ/NMS on February 18, 1997.


                   DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of Registrant's Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference in Parts I and II hereof.

                                    PART I

Item 1. Business
------- --------

General
-------

   The Company is a one-bank holding company headquartered in St. Louis County, Missouri engaged primarily in commercial lending through Southwest Bank of St. Louis (the "Bank"), which is the Company's sole active subsidiary. The Bank has been nationally recognized for its frequent practice of reducing its prime rate in advance of industry wide prime rate cuts. The Bank has five banking offices, all of which are located in the St. Louis metropolitan statistical area ("St. Louis MSA"), the seventeenth largest metropolitan statistical area in the United States, with a population of approximately 2.5 million. Since acquiring the Bank in 1984, the Company has expanded the Bank's loan portfolio from $57 million to $731 million at December 31, 1996, or approximately $56 million per year. The Company has earned an average return on equity of 17.21% over the past five years.

   The Company's strategy is to act primarily as a lender to middle market companies located within 200 miles of St. Louis. These companies tend to be privately-held and owner-operated, with annual sales of less than $100 million and with typical borrowing requirements of $500,000 to $3 million.

   Management believes that the Company is able to compete effectively in its market because: (i) the Bank's lending officers and senior management maintain close working relationships with their commercial customers and their businesses; (ii) the Bank is able to react more quickly to loan requests than the Company's large competitors yet is able to fund loan amounts which smaller St. Louis area commercial lenders are unable to fund;
(iii) the Bank's management and loan officers have significant experience within the St. Louis community; and (iv) industry consolidation has resulted in fewer independent banks and fewer banks addressing the Bank's target market niche.

   The Bank's historical growth strategy has been asset driven, as the Bank has increased its loan portfolio based on lending opportunities which meet the Bank's underwriting standards. The Bank has expanded its retail deposit base to meet lending growth demands through opening new locations and offering promotional deposit rates, often concurrently. These deposit promotional activities are usually implemented as the Bank's loan to deposit ratio increases significantly past the 85% level which management targets. The Bank opened one new location in each of 1990, 1992 and 1995. For a discussion of two additional planned facilities, see "Item 2. Properties."

   The Company's operating strategy has resulted in a higher cost of funds (and, consequently, a lower net interest margin) than other institutions within its market, due to its rate driven retail deposit gathering activities. For 1996 and 1995, the Company reported net interest margins of 4.01% and 3.80%, respectively.

   On the other hand, this operating strategy has also permitted the Company to achieve consistently lower overhead ratios than other comparable institutions by (i) operating a small number of offices with a per-office deposit base averaging $184 million as of December 31,

1996, (ii) emphasizing commercial loans, which tend to be larger in size than retail loans, (iii) employing an experienced staff, (iv) improving data processing and operational systems in order to increase productivity, and (v) outsourcing services where possible. For 1996 and 1995, the Company reported efficiency ratios (non interest expense divided by the sum of tax-equivalent net interest income plus noninterest income) of 41.25% and 45.06%, respectively. These ratios are significantly better than those of the Company's peers. The Company's average assets per employee, which was $4.74 million for 1996, has also been consistently better than the industry average.

The Bank
--------

   For a description of the Bank and its operations, reference is made to "Financial Review" on pages 9 through 22 of the Company's Annual Report to Shareholders for the year ended December 31, 1996, which is incorporated herein by reference.

Competition
-----------

   The Bank encounters competition primarily in seeking deposits and in obtaining loan customers. The level of competition for deposits is quite high. The Bank's principal competitors for deposits are other financial institutions within a few miles of its offices, including other banks, savings and loan institutions, and credit unions. Competition among these institutions is based primarily on interest rates offered, service charges imposed on deposit accounts, the quality of services rendered, and the convenience of banking facilities. The Bank's competitors are generally permitted, subject to regulatory approval, to establish branches throughout the Bank's market area. Additional competition for depositors' funds comes from United States Government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors, such as securities firms.

   While the Bank also encounters a great deal of competition in its lending activities, management believes that there is less competition in the Bank's specialty-the middle market niche-than there was up to a few years ago. The Bank's competitive position has been strengthened by the advent of branch banking in Missouri, which has resulted in consolidations of bank subsidiaries of several large bank holding companies. The Bank's strategy, by contrast, is to maintain close, long-term contacts between its customers and the Bank's loan officers.

   The Bank also competes in its lending activities with other financial institutions such as savings and loan institutions, credit unions, securities firms, insurance companies, small loan companies, finance companies, mortgage companies and other sources of funds. Many of the Bank's non-bank competitors are not subject to the same extensive Federal regulations that govern bank holding companies and Federally insured banks and state regulations governing state chartered banks. As a result, such non-bank competitors have advantages over the Bank in providing certain services.
Many of the financial institutions with which the Bank competes in both lending and deposit activities are larger than the Bank.

Employees
---------

   As of December 31, 1996, the Company had no employees and the Bank had approximately 210 full-time equivalent employees. None of the employees of the Bank are subject to a collective bargaining agreement. The Company considers relationships with employees of the Bank to be good.

Forward-Looking Statements
--------------------------

   This Report contains forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of the factors described below. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact transpire.

   Regulatory Risk. The banking industry is heavily regulated. These regulations are intended to protect depositors, not shareholders. The Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation (the "FDIC") and the Missouri Division of Finance (the "Division of Finance"), while the Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "FRB"). The burden imposed by Federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. The banking industry continues to lose market share to competitors. In addition, legislative reactions to the problems of the thrift industry have increased the regulatory and supervisory requirements for financial institution, which have resulted and will continue to result in increased operating expenses.

   Legislation. Because of concerns relating to the competitiveness and the safety and soundness of the industry, Congress continues to consider a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. Among such bills are proposals to combine banks and thrifts into a unified charter, to combine regulatory agencies, to alter the statutory separation of commercial and investment banking, and to further expand the powers of depository institutions, bank holding companies, and competitors of depository institutions. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company or the Bank may be affected thereby.

   Credit Risk. The greatest risk facing lenders is generally credit risk, that is, the risk of losing principal and interest due to a borrower's failure to perform according to the terms of the loan agreements. Although the Bank's net percentage of charge-offs have historically been lower than industry norms, it has a relatively high proportion of commercial loans. As of December 31, 1996, the Bank had 23 customers who had outstanding loans exceeding $5 million.

   Exposure to Local Economic Conditions. The Bank's concentration of loans in the St. Louis MSA exposes it to risks resulting from changes in the local economy. While the Bank's market area for loans extends throughout most of eastern Missouri and southern Illinois, its lending operations are concentrated in the St. Louis MSA.

   As of December 31, 1996, 37% of the Bank's loans were secured by commercial real estate and 15% of the Bank's loans were secured by residential real estate. The percentage of loans secured by St. Louis MSA real estate is significant. A dramatic drop in St. Louis area real estate values would adversely affect the quality of the loan portfolio.

   Interest Rate Risk. The Bank's earnings depend to a great extent upon the level of net interest income, which is the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings. Although the maturities of the Bank's assets are well balanced in relation to maturities of liabilities (gap management), gap management is not an exact science. Rather, it involves estimates as to how changes in the general level of interest rates will impact the yields earned on assets and the rates paid on liabilities. Moreover, rate changes can vary depending upon the level of rates and competitive factors. From time to time, maturities of assets and liabilities are not balanced, and a rapid increase or decrease in interest rates could have an adverse effect on net interest margins and results of operations of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Sensitivity to Changes in Interest Rates" in the Company's Annual Report to Shareholders, incorporated by reference herein.

   Competition. The activities of the Company and the Bank in the geographic market served involve competition with other banks as well as with other financial institutions and enterprises, many of which have been substantially greater resources than those available to the Company. In addition, non-bank competitors are generally not subject to the extensive regulation applicable to the Company and the Bank.

Item 2. Properties
------- ----------

   The Bank's principal office occupies approximately 2.7 acres of ground on the corner of Kingshighway and Southwest, in the City of St. Louis. The building was totally renovated in 1987 and has one ATM. It has approximately 36,000 square feet and room for expansion. The Bank's drive-ins are modern and parking is adequate. The premises are owned by the Company and leased to the Bank. The lease expires in 2006 and provides the Bank with an option to renew for an additional ten years.

   The Bank's Clayton office, which opened in 1990, is located in one-half of the first floor (approximately 12,000 square feet) of a five-story office building in the Clayton Corporate Park, and includes two ATM's. The space is leased for ten years with options to renew for up to 35 years. Adequate parking is available and drive-up facilities are provided in the Clayton Corporate Park near the Clayton banking office.

   The Bank's Concord Village office occupies a building of approximately 10,000 square feet built in 1995 on approximately one acre of land purchased in 1994. The office has an ATM, and adjoining drive-up lanes and equipment; adequate parking is available.

   The Bank's Crestwood office occupies a building of approximately 5,200 square feet, which was purchased by the Bank in December, 1991 and was totally remodeled before the opening of the office. The land was purchased by the Bank in February, 1992. The facility has a nearby ATM, and adjoining drive-up lanes and equipment; adequate parking is available.

   The Bank's office on the corner of Kingshighway and Chippewa, approximately two miles from the main office, occupies approximately 1,865 square feet of leased premises, plus adequate parking. This facility was entirely renovated in 1986 and has one ATM. The lease on these premises expires in 2003.

   In January, 1996 the Company purchased approximately 1.7 acres of land in Belleville, Illinois. The Company is currently seeking regulatory approval to establish a new banking office on this site, which is located in the St. Louis MSA; the Belleville office would be the Bank's first location outside Missouri. In 1996 the Bank also purchased two adjoining parcels of land of approximately 6.3 acres and 2.3 acres, respectively, in St. Louis County, Missouri. It is the Bank's intention to establish a new banking office at this location. It is also expected that the location will become the Company's new headquarters facility.

Item 3. Legal Proceedings
------- -----------------

   The Bank is from time to time a party to various legal actions arising in the normal course of business. Management believes that there is no proceeding threatened or pending against the Company or Bank, which, if determined adversely, would have a material effect on the business or financial position of the Company or the Bank.

Item 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------

   There were no matters submitted to a vote of the security holders in the quarter ended December 31, 1996.

                                  PART  II

Item 5. Market for the Registrant's Common Equity and Related
------- ----------------------------------------------------
        Stockholder Matters
        -------------------

   Reference is made to the information contained in the section entitled "Common Share Data" on page 8 and investor information on page 49 of the Company's Annual Report to Shareholders for the year ended December 31, 1996, which is incorporated herein by reference.

Item 6. Selected Financial Data
------- -----------------------

   Reference is made to the information contained in the section entitled "Financial Review - Selected Consolidated Financial Data" on page 9 of the Company's Annual Report to Shareholders for the year ended December 31, 1996, which is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial
------- -------------------------------------------------
        Condition and Results of Operations
        -----------------------------------

   Reference is made to information contained in the section entitled "Financial Review" on pages 9 through 22 of the Company's Annual Report to Shareholders for the year ended December 31, 1996, which is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
------- -------------------------------------------

   Reference is made to the Consolidated Financial Statements and independent auditors report thereon contained on pages 23 through 45 of the Company's Annual Report to Shareholders for the year ended December 31, 1996, which are incorporated herein by reference.

Item 9. Disagreements on Accounting and Financial Disclosure
------- ----------------------------------------------------

   Not applicable.

                                  PART III

Item 10. Directors and Executive Officers of the Registrant
-------- --------------------------------------------------

   The members of the Company's Board of Directors, their ages at December 31, 1996 and their principal occupations for the past five years, are listed below. All of the directors were first elected in 1984, except Mr. Levy, who was first elected in 1987, Mrs. Behan, who was first elected in 1989, and Mr. Bush, who was first elected in 1991.

                                        Term                                    Principal Occupation
      Director                    Age  Expires                                  During Past 5 Years
      --------                    ---  -------                                  -------------------
John T. Baumstark ............     52   1998           President, Archway Sales, Inc. (Chemical distributor).

Andrew N. Baur ................    52   1999           Chairman and Chief Executive Officer of the Company and the
                                                       Company's Subsidiary, Southwest Bank of St. Louis (the "Bank");
                                                       Director, Rawlings Sporting Goods, Co., Inc.

Linn H. Bealke .................   52   1998           President of the Company and Vice Chairman of the Bank;
                                                       Director, Zoltek Companies, Inc.

Alice C. Behan .................   51   1997           Private Investor.

William H.T. Bush ............     58   1997           Chairman, Bush-O'Donnell & Co., Inc. (Investment Advisor and
                                                       merchant banking firm);  Director, Right Choice Managed Care,
                                                       Inc.; Director, Intrav. Inc.;  Director, D T Industries, Inc.;
                                                       Director, Search Capital Holdings, Inc.

Franklin J. Cornwell, Jr. ......   54   1997           Private Investor.  Vice President, Ralston Purina Co. and CEO of
                                                       Ralston Purina International (diversified consumer products company) through May, 1995.

Theodore P. Desloge, Jr. .....     57   1998           President, Bloom & Desloge  Enterprises, Inc. (investments);
                                                       Vice Chairman and Director, Valley Forge Corp. (holding company).

Louis N. Goldring ..............   55   1999           Vice Chairman and Chief Executive Officer, Franklin Equity
                                                       Leasing Co. (automobile and equipment leasing).

Richard T. Grote ...............   51   1999           President, Grote Financial Futures, Ltd. (financial advisory services); Chairman, American Medical Claims, Inc. (claims filing service).

Frederick O. Hanser ...........    54   1997           Chairman, St. Louis Cardinals, L.P.; Of counsel and Partner -
                                                       Armstrong, Teasdale, Schlafly & Davis.

Donna D. Lambert .............     57   1998           Private Investor.

Michael D. Latta ...............   55   1998           Private Investor; Chairman and CEO of Dunmon, Inc. from

                                        Term                                    Principal Occupation
      Director                    Age  Expires                                  During Past 5 Years
      --------                    ---  -------                                  -------------------
                                                       December, 1996 (fabricator of aluminum composite panels); President of Code
                                                       3 Holdings, Inc. through December, 1995 and President and CEO of
                                                       Public Safety Equipment, Inc. through April, 1995 (holding company and manufacturer of emergency warning systems, respectively).

Mont S. Levy .................     45   1999           Registered Investment Advisor, Principal of Buckingham Asset
                                                       Management; President, MSL Investments; Vice President, Grand
                                                       Center, Inc. (not-for-profit development company), 1988-1993.

Lewis B. Shepley ...............   57   1999           Executive Vice President and Chief Financial Officer, The
                                                       Reliable Life Insurance Company.

EXECUTIVE OFFICERS

   The executive officers of the Company and a key executive officer of the Bank, their ages as of December 31, 1996, and their positions with the Company and the Bank are set forth below. All officers serve at the pleasure of the Company's Board of Directors.

     Name                                 Age                            Positions
     ----                                 ---                            ---------
Andrew N. Baur ..........................  52            Chairman and Chief Executive Officer of the Company and the
                                                         Bank.

Linn H. Bealke ..........................  52            President of the Company and Vice Chairman of the Bank.

Paul M. Strieker ........................  45            Executive Vice President, Controller and Chief Financial
                                                         Officer, and Assistant Secretary of the Company;  Executive
                                                         Vice President of the Bank.

Carol B. Dolenz .........................  44            Secretary and Treasurer of the Company; Secretary and Vice
                                                         President of the Bank.

     Name                                 Age                            Positions
     ----                                 ---                            ---------
Stephen P. Marsh ........................  41            Executive Vice President and Senior Loan Officer of the Bank
                                                         since 1992; Senior Vice President of the Bank, 1989-1992.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF
1934

   To the Company's knowledge, based solely on review of copies of such reports furnished to the Company and written representations that no other reports were required, during 1996 all Section 16(a) filing requirements were complied with except that Mr. Baumstark reported on Form 5 four purchase transactions which should have been reported on Form 4.

Item 11. Executive Compensation
-------- ----------------------

EXECUTIVE COMPENSATION

   The following table summarizes compensation earned or awarded to the Company's Chief Executive Officer and all other executive officers whose aggregate annual salary and bonuses exceeded $100,000 during 1996.

                                                                    Long Term       All Other
                                      Annual Compensation          Compensation    Compensation
                                      -------------------          ------------    ------------
                                                                    Securities
                                                                    Underlying
Name and Principal Position     Year    Salary ($)    Bonus ($)     Options (#)       ($)<F1>
---------------------------     ----    ----------    ---------     -----------    ------------
Andrew N. Baur                  1996     269,375       225,000         7,000          26,828
   Chairman and Chief           1995     258,689       200,000        15,000          25,128
   Executive Officer of the     1994     252,450       150,000            --          22,395
   Company and the Bank

Linn H. Bealke                  1996     183,406       160,000         5,700          27,548
   President of the Company     1995     167,989       125,000        10,000          25,772
   and Vice Chairman of the     1994     160,213        90,000            --          23,442
   Bank

Stephen P. Marsh                1996     134,998        60,000         4,000           4,518
  Executive Vice President      1995     127,426        40,000         3,500           4,470
  and Senior Loan Officer of    1994     118,924        40,000            --           4,320
  the Bank

Paul M. Strieker                1996      94,502        20,000         1,000           3,597
   Executive Vice President,    1995      89,416        13,000         3,000           3,221
   Controller and Chief         1994      85,451        12,000            --           3,110
   Financial Officer and
   Assistant Secretary of the
   Company and Executive
   Vice President of the Bank


--------------------
<F1> Consists of Company matching contributions to its 401(k) Plan, imputed value of life insurance benefit, and director's fees; amounts paid in 1996 are as follows:

                                       401(k) Plan      Life Ins.   Director's
                                      Contributions     Benefits       Fees
                                      -------------     --------       ----
Mr. Baur                                  $3,750         $1,728      $21,350
Mr. Bealke                                 3,750          2,298       21,500
Mr. Marsh                                  3,750            768           --
Mr. Strieker                               2,710            887           --

                           OPTION GRANTS IN 1996

   The following table summarizes options granted during 1996 to the executive officers named above, together with estimates of the value of such options at the end of their five-year terms assuming the market value of the Common Stock appreciates at an annual rate of 5% or 10%.

                               INDIVIDUAL GRANTS
                                     Percent of
                      Numbers of       Total                                                 Potential Realizable
                      Securities      Options                                                  Value at Assumed
                      Underlying     Granted to                                                Annual Rates of
                       Options       Employees      Exercise                                     Stock Price
                       Granted       in Fiscal     Base Price        Expiration               Appreciation for
                       (#)<F1>          Year         ($/SH)             Date                     Option Term
                       -------          ----         ------          ----------          ----------------------------
                                                                                          5% ($)             10% ($)
                                                                                         -------             --------
Mr. Baur                7,000           8.24%        $31.125          May 2001           $60,165             $133,035
Mr. Bealke              5,700           6.71%        $31.125          May 2001           $48,992             $108,329
Mr. Marsh               4,000           4.71%        $31.125          May 2001           $34,380             $ 76,020
Mr. Strieker            1,000           1.18%        $31.125          May 2001           $ 8,595             $ 19,005

------------------
<F1>     The options granted in 1996 are exercisable 25% after the first year from the grant date, 50% after the second year, 75% after the third year, and 100% after the fourth year.

   The following table summarizes options exercised during 1996, and the values of options outstanding on December 31, 1996, for the executive officers named above.




                                                                                               Value of
                                                                 Number of                    Unexercised
                                                                Unexercised                  In-the-Money
                                                                Options at                    Options at
                          Shares                              Fiscal Year-End               Fiscal Year-End
                        Acquired on       Value                 Exercisable/                 Exercisable/
    Name                Exercise #      Realized $            Unexercisable #               Unexercisable $
    ----                ----------      ----------            ---------------               ---------------
Mr. Baur                    --                --                3,750/18,250                $72,000/$295,625
Mr. Bealke                  --                --                2,500/13,200                $50,000/$214,838
Mr. Marsh                   --                --                2,750/ 7,250                $68,594/$115,031
Mr. Strieker               500            $8,625                1,250/ 3,500                $28,625/$ 63,188

CONSULTING AGREEMENTS

   The Company and the Bank have entered into Consulting Agreements ("Consulting Agreements") with Messrs. Baur and Bealke providing for certain benefits in the event of termination of employment for any reason after a "Change in Control" (as defined in the Consulting Agreements), or for any reason other than voluntarily by the executive or by the Bank or the Company for "Cause" (as defined in the Consulting Agreements) prior to a Change in Control. Benefits, provided until the executive attains the age of 65 or dies, would include (i) a monthly consulting fee of $2,000; (ii) specified levels of medical insurance for the executive and his dependents;
(iii) disability insurance coverage; and (iv) to the extent medical insurance or disability insurance benefits are taxable to the executive, additional compensation equal to the taxes on such benefits and on the additional compensation provided to cover such taxes. Such benefits would be subject to reduction or termination under certain circumstances. Prior to the executive's 60th birthday, he would be required to provide certain consulting services to the Company or the Bank if requested.

EMPLOYMENT AGREEMENTS

   The Company and the Bank have entered into Management Retention Agreements ("Retention Agreements") with nine of their respective officers, including Mr. Marsh and Mr. Strieker but excluding Mr. Baur and Mr. Bealke, pursuant to the terms of which, if the employment with the Company or the Bank of an officer party to such a Retention Agreement is terminated for any reason other than for "Cause" (as defined in the Retention Agreements) within one year after a "Change in Control" (as defined in the Retention Agreements), the officer or his or her personal or legal representative will continue to receive compensation for one year after the date of such termination at a rate equal to the officer's base compensation in effect on either the effective date of such Change of Control or the date of termination of the officer's employment, whichever rate is greater. Current base compensation is $132,500 per annum for Mr. Marsh and $93,600 per annum for Mr. Strieker. In addition, the Company agrees to pay all costs and expenses, including reasonable attorney's fees, incurred by the officer in enforcing his or her rights under the Retention Agreement.

PENSION AND SUPPLEMENTAL PENSION PLANS

   The Bank sponsors the Southwest Bank of St. Louis Employees Retirement Plan (the "Retirement Plan"), a qualified defined benefit plan, and the Southwest Bank of St. Louis Supplemental Retirement Plan (the "Supplemental Plan"), a non-qualified defined benefit plan. The Retirement Plan credits benefits to participants based upon years of service and compensation at the time of retirement. For purposes of the Retirement Plan, compensation means the average salary over the highest five consecutive years in the most recent ten year period prior to retirement. Benefits are reduced by the amount of Social Security benefits required to be recognized (offset) under the pension formula, and are payable as life annuities at age 65, with no death benefit. Benefits under the Retirement Plan are restricted by certain statutory limits on the amount of compensation which may be considered in calculating benefits and other statutory limitations.

   A participant's benefit under the Supplemental Plan equals his or her benefit as calculated under the Retirement Plan, without regard to statutory limitations contained in the Retirement Plan, reduced by his or her actual benefit under the Retirement Plan. Benefits are payable commencing at age 65, with no death benefit.

   The following table sets forth the estimated annual benefits under both the Retirement and Supplemental Plans based upon various assumed levels of compensation and years of service:

                                     RETIREMENT AND SUPPLEMENTAL PLANS TABLE
COMPENSATION                   10             15              20              25             30           35
------------                -------        --------        --------        --------       --------     --------
   $ 75,000 .............   $10,000        $ 16,000        $ 21,000        $ 27,000       $ 33,000     $ 38,000
    100,000 .............    14,000          21,000          29,000          36,000         44,000       51,000
    125,000 .............    18,000          27,000          36,000          46,000         55,000       64,000
    150,000 .............    21,000          33,000          44,000          55,000         66,000       78,000
    250,000 .............    36,000          56,000          74,000          92,000        111,000      131,000
    350,000 .............    51,000          78,000         104,000         130,000        156,000      183,000
    450,000 .............    66,000         101,000         134,000         167,000        201,000      236,000
    550,000 .............    81,000         123,000         164,000         205,000        246,000      288,000

   For purposes of determining Retirement and Supplemental Plan benefits, the current compensation for the above-named executive officers is as shown under "Annual Compensation" in the executive compensation table above. Mr. Baur and Mr. Bealke currently have 12 years of service and would have 25 years of service at age 65. Mr. Marsh currently has 12 years of service and would have 36 years of service at age 65. Mr. Strieker currently has 9 years of service and would have 29 years of service at age 65.

Item 12. Security Ownership of Certain Beneficial Owners and
-------- ---------------------------------------------------
         Management
         ----------

   The following tables set forth as of December 31, 1996, certain information concerning the ownership of Common Stock by each person who is known by the Company to own beneficially more than 5% of such stock, by each director of the Company, by each of the executive officers named in the Summary Compensation Table, and by all directors and officers of the Company as a group:

COMMON STOCK

                                               Shares
                                              of Common           Percent
Name of Beneficial Owner                      Stock <F1>         of Class
------------------------                      ----------         --------
John T. Baumstark                               79,230              1.7%
Andrew N. Baur <F2><F3>                        562,903             11.7%
Linn H. Bealke <F3><F4><F12>                   175,465              3.7%
Alice C. Behan                                  59,282              1.2%
William H.T. Bush <F5>                          16,000              <F*>
Franklin J. Cornwell, Jr.                       63,900              1.3%
Theodore P. Desloge, Jr. <F6>                   45,940              1.0%
Louis N. Goldring                              162,760              3.4%
Richard T. Grote <F7>                           38,816              <F*>
Frederick O. Hanser <F8>                        34,280              <F*>
Michael D. Latta                                86,940              1.8%
Mont S. Levy <F9><F13>                         101,420              2.1%
Stephen P. Marsh <F3><F14>                      33,838              <F*>
Donna D. Lambert <F15>                          58,680              1.2%
Lewis B. Shepley <F10>                          60,855              1.3%
Paul M. Strieker <F3><F11>                      26,240              <F*>
All Directors and Executive Officers as
a Group (17 individuals) <F4>                1,620,646             33.8%

-------------------------

<F*>  Less than one percent.

<F1>  Assumes the exercise of debenture conversion rights and Options outstanding and exercisable as of December 31, 1996 or within 60 days thereafter, including those beneficially owned by the named person, as follows: Mr. Baumstark, 4,840 Shares; Mr. Baur, 38,950 Shares; Mr. Bealke, 13,500 Shares; Mrs. Behan, 3,960 Shares; Mr. Cornwell, 3,520 Shares; Mr. Desloge, 3,960 Shares; Mr. Goldring, 10,120 Shares; Mr. Latta, 8,800 Shares; Mr. Levy, 4,400 Shares; Mr. Marsh, 4,510 Shares; Mr. Shepley, 3,080 Shares; and Mr. Strieker, 2,130 Shares; all directors and executive officers as a group, 103,650 Shares.

<F2>  Includes 8,360 Shares held in a trust of which Mr. Baur is one of two co-trustees and as to which he has shared voting and dispositive power.

<F3>  Includes Shares held in the Company's 401(k) Retirement Savings Plan for the benefit of the named person, as to which the named person has sole dispositive power, but no voting power, as follows: Mr. Baur, 11,993 Shares; Mr. Bealke, 12,181 Shares; Mr. Marsh, 6,168 Shares; Mr. Strieker, 5,282 Shares; and all directors and executive officers as a group, 39,996 Shares.

<F4>  Excludes 11,380 Shares held by Mr. Bealke's spouse, of which 4,820 shares are in spouse's IRA Plan in which Mr. Bealke has investment power.

<F5>  Excludes Debentures convertible into 4,400 Shares held by Mr. Bush's spouse.

<F6>  Shares held by Bloom & Desloge Enterprises, Inc., a corporation controlled by Mr. Desloge.

<F7>  Includes 4,000 Shares held by Mr. Grote's minor children.

<F8>  Excludes 13,200 Shares held by Mr. Hanser's spouse.

<F9>  Includes 75,200 Shares, and Debentures convertible into 4,400 Shares, held in two trusts as to which Mr. Levy serves as a co-trustee and has shared voting and dispositive power.

<F10> Includes 17,475 Shares held by The Reliable Life Insurance Company, of which Mr. Shepley is Executive Vice president and Chief Financial Officer, a director, and a member of the Investment Committee, and as to which Shares he has shared voting and dispositive power.

<F11> Excludes 1,000 Shares held by Mr. Strieker's spouse.

<F12> Includes Debentures convertible into 2,200 shares held by the Bealke
      Family Trust of which Mr. Bealke is one of two Trustees and as to which he has shared voting and investment power.

<F13> Excludes 100 shares held by Mr. Levy's spouse.

<F14> Includes Debentures convertible into 880 shares held as Custodian for minor children.

<F15> Excludes 8,700 shares held by Mrs. Lambert's spouse.

      For purposes of the table, a person is deemed to be a beneficial owner of Shares if the person has or shares the power to vote or to dispose of them. Unless otherwise indicated in the footnotes, each person had sole voting and dispositive power over the Shares listed in the beneficial ownership table. The shareholders disclaim beneficial ownership in the Shares described in the footnotes as being "held by" or "held for the benefit of" other persons. The address of Mr. Baur is 700 Corporate Park Drive, St. Louis, Missouri 63105.

Item 13. Certain Relationships and Related Transactions
-------- ----------------------------------------------

CERTAIN TRANSACTIONS

      Some of the directors and officers of the Company and of the Bank, and members of their immediate families and firms and corporations with which they are associated, have had transactions with the Bank, including borrowings and investments in certificates of deposit and repurchase agreements. All such loans and investments have been made in the ordinary course of business, have been made on substantially the same terms, including interest rates paid or charged and collateral required, as those prevailing at the time for comparable transactions with unaffiliated persons, and did not involve more than the normal risk of collectibility or present other unfavorable features. As of December 1996, the aggregate outstanding amount of all loans to officers and directors of the Company and to firms and corporations in which they have at least a 10% beneficial interest was approximately $38 million, which represented approximately 50% of the Company's consolidated shareholders' equity at that date.

      Frederick O. Hanser, a director and shareholder of the Company, is of counsel to the law firm of Armstrong, Teasdale, Schlafly & Davis, counsel to the Company and the Bank.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
-------- ------------------------------------------------------
         Form 10-K
         ---------

   (a)   1.    Financial Statements.

                                                Pages in 1996 Annual
                                                Report to Shareholders
                                                incorporated by reference
                                                -------------------------
               Report of Independent Auditors               23
               Consolidated Balance Sheets                  24
               Consolidated Statements of Income            25
               Consolidated Statements of Changes
                 in Shareholders' Equity                    26
               Consolidated Statements of Cash Flows        27
               Notes to Consolidated Financial Statements   28 through 45

         2.    Financial Statement Schedules.

                     None.

                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   February 13, 1997
         -----------------


                               MISSISSIPPI VALLEY BANCSHARES, INC.



                               By /s/ Paul M. Strieker
                                 ---------------------
                                 Paul M. Strieker
                                 Executive Vice President, Controller,
                                 Assistant Secretary and Chief Financial Officer

                               POWER OF ATTORNEY
                               -----------------

   Each person whose signature appears below constitutes and appoints Andrew
N. Baur and Linn H. Bealke his true and lawful attorneys-in-fact and agents, each acting alone, with full powers of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                         Title                                       Date
---------                         -----                                       ----
/s/ John T. Baumstark             Director                                    February 12, 1997
-----------------------------
John T. Baumstark

/s/ Andrew N. Baur                Chairman and Chief Executive                February 12, 1997
-----------------------------     Officer of the Registrant and
Andrew N. Baur                    the Bank;  Director

/s/ Linn H. Bealke                President and Director of the               February 12, 1997
-----------------------------     Registrant; Vice Chairman of
Linn H. Bealke                    the Bank

/s/ Alice C. Behan                Director                                    February 11, 1997
-----------------------------
Alice C. Behan

/s/ William H.T. Bush             Director                                    February 12, 1997
-----------------------------
William H. T. Bush

/s/ Franklin J. Cornwell, Jr.     Director                                    February 12, 1997
-----------------------------
Franklin J. Cornwell Jr.

/s/ Theodore P. Desloge, Jr.      Director                                    February 12, 1997
-----------------------------
Theodore P. Desloge, Jr.

/s/ Louis N. Goldring             Director                                    February 12, 1997
-----------------------------
Louis N. Goldring

/s/ Richard T. Grote              Director                                    February 12, 1997
-----------------------------
Richard T. Grote


/s/ Frederick O. Hanser           Director                                    February 12, 1997
-----------------------------
Frederick O. Hanser

/s/ Donna D. Lambert              Director                                    February 12, 1997
-----------------------------
Donna D. Lambert

/s/ Michael D. Latta              Director                                    February 12, 1997
-----------------------------
Michael D. Latta

/s/ Mont S. Levy                  Director                                    February 12, 1997
-----------------------------
Mont S. Levy

/s/ Lewis B. Shepley              Director                                    February 12, 1997
-----------------------------
Lewis B. Shepley

/s/ Paul M. Strieker              Executive Vice President, Controller,       February 13, 1997
-----------------------------     Assistant Secretary and Chief Financial
Paul M. Strieker                  Officer of the Registrant; Executive
                                  Vice President of the Bank

                            MISSISSIPPI VALLEY BANCSHARES, INC.
                                       Exhibit Index
                                         Form 10-K
                                            1996

Exhibit
Number      Description of Exhibit                                                     Page
-------     ----------------------                                                     ----
3.1         Restated Articles of Incorporation of Registrant and all
            amendments thereto, incorporated  by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1993.

3.2 By-Laws of Registrant, incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1993.

4.1         Certificate of Designations for Perpetual Preferred Stock, Series
            1993, incorporated by reference to Exhibit 4.1 to Registration
            Statement No. 33-61692.

4.2 Form of 8% Subordinated Convertible Debenture Due 1997, incorporated by reference to Exhibit 4.2 to Registration
            Statement No. 33-61692.

4.3.1       Mississippi Valley Bancshares, Inc. 1988 Stock Option Plan (Five-
            Year Options), incorporated by reference to Exhibit 4.6.1 to Registration Statement No. 33-61692.

4.3.2       Mississippi Valley Bancshares, Inc. 1991 Stock Option Plan (Five-
            Year Options), incorporated by reference to Exhibit 4.6.2 to Registration Statement No. 33-71760.

4.3.2a      Amendment dated January 18, 1995 to the Mississippi Valley
            Bancshares, Inc. 1991 Stock Option Plan (Five-Year Options), incorporated by reference to Exhibit 4.4.2a to the Company's
            Annual Report on Form 10-K for its fiscal year ended December 31, 1994.

4.3.3       Form of Five-Year Option Agreement, incorporated by reference to
            Exhibit 4.6.3 to Registration Statement No. 33-71760.

10.1.1      Management Retention Agreement between the Bank and Stephen P.
            Marsh, incorporated by reference to Exhibit 10.2.1 to Registration Statement No. 33-61692.


Exhibit
Number      Description of Exhibit                                                     Page
-------     ----------------------                                                     ----

10.1.2      Management Retention Agreement between the Bank and Paul M.
            Strieker, incorporated by reference to Exhibit 10.2.2 to the Company's Annual Report on Form 10-K for its fiscal year ended
            December 31, 1993.

10.1.3 Consulting Agreement between the Bank, Company and Andrew N. Baur, incorporated by reference to Exhibit 10.2.3 to the Company's Annual
            Report on Form 10-K for its fiscal year ended December 31, 1995.

10.1.4 Consulting Agreement between the Bank, Company and Linn H. Bealke, incorporated by reference to Exhibit 10.2.4 to the Company's Annual
            Report on Form 10-K for its fiscal year ended December 31, 1995.

10.1.5 Southwest Bank of St. Louis Supplemental Retirement Plan, incorporated by reference to Exhibit 10.2.5 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1995.

10.2.1      Clayton Corporate Park Standard Office Lease dated December 23,
            1988, between the Forsythe Group, Inc. and the Bank, incorporated by reference to Exhibit 10.3.1 to Registration
            Statement No. 33-61692.

10.2.2 First Amendment to Clayton Corporate Park Standard Office Lease dated August 31, 1989, between The Forsythe Group, Inc. and the
            Bank, incorporated by reference to Exhibit 10.3.2 to Registration
            Statement No. 33-61692.

10.2.3 Second Amendment to Clayton Corporate Park Standard Office Lease dated December 23, 1996, between Clayton Corporate Park Management Co.
            and the Bank.

10.3 Promissory Note dated January 9, 1996, in the principal amount of $3,000,000, by Registrant in favor of the Boatmen's National Bank of St. Louis, incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for its fiscal year ended
            December 31, 1995.

11          Computation of Earnings per Common Share.

13          Registrant's Annual Report to Shareholders for the year ended
            December 31, 1996 (only those portions of such Annual Report as are incorporated by reference in Parts I and II hereof shall be deemed a part of this Report).

21          Subsidiaries of the Registrant.

23          Consent of Ernst & Young LLP, Independent Auditors.

24          Power of Attorney is contained on pages 18 and 19 hereof.