Form 10-Q
period 1997-03-31
MISSISSIPPI VALLEY BANCSHARES INC
filed 1997-05-13
CIK 809352

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1997
                              --------------------------------------------------

                                       OR

[   ]     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  --------------------------

                       Commission file number    0-22008
                                               -----------

                      MISSISSIPPI VALLEY BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     MISSOURI                                 43-1336298
---------------------------------------------------    -------------------------
          (State or other jurisdiction of                  (I.R.S. Employer
           incorporation or organization)                 Identification No.)


   700 Corporate Park Drive, St. Louis, Missouri                 63105
---------------------------------------------------    -------------------------
      (Address of principal executive offices)                 (Zip Code)


(Registrant's telephone number, including area code)     (314) 268-2580
                                                    ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been subject  to  such  filing requirements for the past 90
days.      Yes  X    No     .
              -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 16, 1997:


Common Stock, $1.00 par value                               4,755,356
-----------------------------                        ------------------------
            Class                                        Number of Shares

     THIS DOCUMENT CONSTITUTES PART OF A PROSPECTUS COVERING
SECURITIES THAT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933.

                              MISSISSIPPI VALLEY BANCSHARES, INC.
                              -----------------------------------

                                             INDEX
                                             -----
                                                                             Page No.
                                                                             --------
PART I.   FINANCIAL INFORMATION
          ---------------------

          ITEM 1.   Financial Statements

                    Condensed Consolidated Balance Sheets --
                        March 31, 1997 and December 31, 1996                      3

                    Condensed Consolidated Statements of
                        Income -- Quarters Ended March 31, 1997
                        and March 31, 1996                                        4

                    Consolidated Statements of Changes in
                        Shareholders' Equity -- Three Months
                        Ended March 31, 1997 and March 31, 1996                   5

                    Condensed Consolidated Statements of
                        Cash Flows -- Three Months Ended
                        March 31, 1997 and March 31, 1996                         6

                    Notes to Condensed Consolidated
                        Financial Statements                                      7


          ITEM 2.   Management's Discussion and Analysis
                        of Results of Operations and
                        Financial Condition                                    8-14


PART II.  OTHER INFORMATION
          -----------------

          ITEM 6.   Exhibits and Reports on Form 8-K                             15


SIGNATURE                                                                        16
---------

EXHIBIT INDEX                                                                    17
-------------

I. FINANCIAL INFORMATION
------------------------
   ITEM 1.                                                                       FINANCIAL STATEMENTS
-------------                                                                    --------------------

                                                                         MISSISSIPPI VALLEY BANCSHARES, INC.
                                                                         -----------------------------------

                                                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                        -------------------------------------
                                                                          March 31,             December 31,
                                                                            1997                   1996
                                                                                               (Derived from
                                                                         (Unaudited)        Audited Statements)
                                                                         -----------        -------------------
                                                                                 (dollars in thousands)
Assets
------
   Cash and due from banks                                               $   33,068              $   30,951
   Federal funds sold
   Held to maturity securities
     (fair value of $55,160 and
          $59,649, respectively)                                             54,327                  58,198
   Available for sale securities                                            215,241                 229,453
   Trading account securities                                                   303                      20
   Loans, net of
       unearned income                                                      766,362                 731,019
   Allowance for possible loan losses                                        12,992                  12,624
                                                                         ----------              ----------
              Net loans                                                     753,370                 718,395
   Premises and equipment                                                    11,931                  11,700
   Other assets                                                              21,021                  17,060
                                                                         ----------              ----------
                     TOTAL ASSETS                                        $1,089,261              $1,065,777
                                                                         ==========              ==========
Liabilities
-----------
   Deposits:
     Non-interest bearing                                                $   86,509              $   98,726
     Interest bearing                                                       818,712                 819,286
                                                                         ----------              ----------
           Total deposits                                                   905,221                 918,012
   Securities sold under agreements
       to repurchase                                                         40,827                  41,591
   Other short-term borrowings                                               40,259                  21,023
   8% Convertible debentures, due 4-1-97                                      2,700                   2,700
   Guaranteed preferred beneficial interests
     in subordinated debentures                                              14,950
   Other liabilities                                                          8,366                   6,502
                                                                         ----------              ----------
                TOTAL LIABILITIES                                         1,012,323                 989,828
                                                                         ----------              ----------
Shareholders' Equity
--------------------
   Common stock-par value $1
     Authorized 15,000,000 shares,
       issued 4,517,756 in 1997
       and 4,516,956 in 1996                                                  4,518                   4,517
   Capital surplus                                                           19,763                  19,752
   Retained earnings                                                         53,869                  51,159
   Unrealized gain (loss) on available
       for sale securities                                                   (1,212)                    521
                                                                         ----------              ----------
       TOTAL SHAREHOLDERS' EQUITY                                            76,938                  75,949
                                                                         ----------              ----------
       TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY                                        $1,089,261              $1,065,777
                                                                         ==========              ==========

See accompanying notes.

                                        MISSISSIPPI VALLEY BANCSHARES, INC.
                                        -----------------------------------
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    -------------------------------------------
                                                    (Unaudited)
                                                                                  Three Months Ended
                                                                                       March 31,
                                                                            --------------------------------
                                                                              1997                    1996
                                                                            --------                --------
                                                                     (dollars in thousands, except per share data)
Interest income:
    Interest and fees on loans                                              $15,920                 $14,153
    Held to maturity securities:
       Taxable                                                                  844                   1,076
       Tax-exempt                                                               141                     141
    Available for sale securities                                             3,426                   3,598
    Other                                                                       169                      97
                                                                            -------                 -------
                             TOTAL INTEREST INCOME                           20,500                  19,065
                                                                            -------                 -------
Interest expense:
    Deposits                                                                  9,813                   9,192
    Short-term borrowings                                                       798                     406
    Long-term borrowings                                                        140                      54
                                                                            -------                 -------
                            TOTAL INTEREST EXPENSE                           10,751                   9,652
                                                                            -------                 -------
                               NET INTEREST INCOME                            9,749                   9,413
Provision for possible loan losses                                              900                   1,100
                                                                            -------                 -------
                         NET INTEREST INCOME AFTER
                PROVISION FOR POSSIBLE LOAN LOSSES                            8,849                   8,313
                                                                            -------                 -------
Other income:
    Service charges                                                             441                     364
    Security gains/(losses), net on:
       Sales of held to maturity securities                                                              (3)
       Sales of available for sale securities                                   108                     312
    Trading profits and commissions                                             206                     358
    Other                                                                       509                     302
                                                                            -------                 -------
                                                                              1,264                   1,333
                                                                            -------                 -------
Other expenses:
    Employee compensation and
       other benefits                                                         2,427                   2,228
    Net occupancy                                                               288                     301
    Equipment                                                                   294                     290
    Advertising                                                                 167                     152
    FDIC insurance expense                                                       28                       1
    Other                                                                     1,678                   1,476
                                                                            -------                 -------
                                                                              4,882                   4,448
                                                                            -------                 -------

                        INCOME BEFORE INCOME TAXES                            5,231                   5,198
Income taxes                                                                  1,888                   1,935
                                                                            -------                 -------

                                        NET INCOME                          $ 3,343                 $ 3,263
                                                                            =======                 =======

Earnings per common share:
          Primary                                                           $   .73                 $   .71
          Fully diluted                                                     $   .70                 $   .68

See accompanying notes.


                                                MISSISSIPPI VALLEY BANCSHARES, INC.
                                                -----------------------------------
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                     ----------------------------------------------------------
                                                            (Unaudited)
                                                                                                           Unrealized       Total
                                        Preferred Stock          Common Stock                             Gain, (Loss)      Share-
                                       ------------------      -----------------   Capital    Retained  On Available for   holders'
                                       Shares      Amount      Shares     Amount   Surplus    Earnings   Sale Securities    Equity
                                       ------      ------      ------     ------   -------    --------  ----------------   --------
                                                                        (dollars in thousands)
Balance at January 1, 1996             25,000      $2,500    4,508,006    $4,508   $19,802    $39,415        $ 3,882       $70,107

     Net income                                                                                 3,263                        3,263
     Issuance of common
        stock                                                    2,900         3        23                                      26
     Cash dividends on:
        common stock                                                                             (496)                        (496)
        preferred stock                                                                           (58)                         (58)
     Unrealized gain, (loss) net
        of tax, on available
        for sale securities                                                                                   (3,191)       (3,191)
                                       ------      ------    ---------    ------   -------    -------        -------       -------
Balance at March 31, 1996              25,000      $2,500    4,510,906    $4,511   $19,825    $42,124        $   691       $69,651
                                       ======      ======    =========    ======   =======    =======        =======       =======



Balance at January 1, 1997                                   4,516,956    $4,517   $19,752    $51,159        $   521       $75,949

     Net income                                                                                 3,343                        3,343
     Issuance of common
        stock                                                      800         1        11                                      12
     Cash dividends on
        common stock                                                                             (633)                        (633)
     Unrealized gain, (loss) net
        of tax, on available
        for sale securities                                                                                   (1,733)       (1,733)
                                                             ---------    ------   -------    -------        -------       -------
Balance at March 31, 1997                                    4,517,756    $4,518   $19,763    $53,869        $(1,212)      $76,938
                                                             =========    ======   =======    =======        =======       =======


See accompanying notes.

                                    MISSISSIPPI VALLEY BANCSHARES, INC.
                                    -----------------------------------
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              -----------------------------------------------
                                                (Unaudited)
                                                                                  Three Months Ended
                                                                                      March 31,
                                                                           --------------------------------
                                                                             1997                    1996
                                                                           --------                --------
                                                                                (dollars in thousands)
Operating activities
--------------------
   Net income                                                              $  3,343                $  3,263
   Adjustments to reconcile net income to net
      cash provided by operating activities:
       Provision for possible loan losses                                       900                   1,100
       Provision for depreciation and amortization                              329                     232
       Accretion of discounts and amortization of
          premiums on securities                                               (335)                     25
       Realized securities gains, net                                          (108)                   (309)
       Net decrease (increase) in trading account securities                   (283)                     85
       Decrease (increase) in interest receivable                              (620)                    735
       Increase (decrease) in interest payable                                  321                    (130)
       Other, net                                                              (776)                    449
                                                                           --------                --------
              NET CASH PROVIDED BY
                OPERATING ACTIVITIES                                          2,771                   5,450
                                                                           --------                --------
Investing activities
--------------------
   Proceeds from sales and paydowns of
     held to maturity securities                                                                      2,011
   Proceeds from maturities of
      held to maturity securities                                             6,000
   Purchases of held to maturity securities                                  (2,033)
   Purchases of available for sale securities                               (53,901)
   Proceeds from sales and paydowns of
      available for sale securities                                           1,704                  53,141
   Proceeds from maturities of available for
      sale securities                                                        64,000
   Purchases of premises and equipment                                         (559)                   (859)
   Increase in loans outstanding, net                                       (35,875)                (25,178)
                                                                           --------                --------
              NET CASH PROVIDED BY (USED IN)
                INVESTING ACTIVITIES                                        (20,664)                 29,115
                                                                           --------                --------
Financing activities
--------------------
   Net decrease in deposits                                                 (12,791)                (31,607)
   Net increase in repurchase agreements and other
      short-term borrowings                                                  18,472                   2,826
   Proceeds from sale of common stock                                            12                      26
   Proceeds from sale of subordinated debentures                             14,950
   Cash dividends                                                              (633)                   (554)
                                                                           --------                --------
              NET CASH PROVIDED BY (USED IN)
                FINANCING ACTIVITIES                                         20,010                 (29,309)
                                                                           --------                --------
                  INCREASE IN CASH
                    AND CASH EQUIVALENTS                                      2,117                   5,256

Cash and cash equivalents at beginning of period                             30,951                  27,574
                                                                           --------                --------
                  CASH AND CASH EQUIVALENTS
                   AT END OF PERIOD                                        $ 33,068                $ 32,830
                                                                           ========                ========


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

2. Interest-Rate Risk Management - The Company's objective in managing interest-rate risk is to maintain a balanced mix of interest-sensitive assets and interest-sensitive liabilities over a designated time horizon. The extent of interest rate sensitivity can vary within intervening time periods, depending on current business conditions and management's interest rate outlook. The principal objective of the Bank's asset-liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk while facilitating the funding needs of the Bank. To achieve that objective, the Bank uses various derivative financial instruments. When such contracts are not matched against a specifically designated group of assets or liabilities and are held for trading purposes, the gains or losses from the change in the market values of such contracts are recognized in current income and are reported in other income.

      During the fourth quarter of 1996 the Bank purchased a two-year interest-rate floor contract as part of its asset-liability management strategy to manage interest rate risk. For the fixed premium payment of $345,000 the interest-rate floor contract requires the seller to pay the Bank at specified future dates the amount, if any, by which a specified market interest rate falls below the fixed floor rate, applied to a notional amount of $50 million. The instrument is being held for trading purposes, and therefore, all market value adjustments and income or expense on the instrument is recognized on a current basis.

      During the first quarter of 1997 the Bank purchased a three-year interest-rate floor agreement as a hedge against reduced yields on its floating rate loan portfolio in anticipation of a declining interest rate environment. For the fixed premium payment of $215,000 the interest-rate floor contract requires the seller to pay the Bank at specified future dates the amount, if any, by which a specified market interest rate falls below the fixed floor rate, applied to a notional amount of $25 million. Income or expense on the instrument is recorded on an accrual basis as an adjustment to the yield of the related interest-earning assets over the period covered by the contract.

3. New accounting standard - SFAS No. 128 - In March, 1997, the FASB issued SFAS No. 128, Earnings per Share. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. Under the standard, primary EPS is replaced with a calculation called basic EPS. Basic EPS would be calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding. Options, would be excluded from the calculation for the Company. Fully diluted EPS would not change significantly but would be renamed diluted EPS. SFAS No. 128 is not expected to have a material effect on the Company's reported earnings per share.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
-------         -----------------------------------------------
                     OF OPERATIONS AND FINANCIAL CONDITION
                     -------------------------------------


      The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1996.


SUMMARY OF EARNINGS
-------------------

      Consolidated net income for the first quarter of 1997 was $3,343,000, up $80,000 or 2.5% from $3,263,000 earned in the first quarter of 1996. On a per share basis, net income was $.70, up 2.9% from $.68 in the same period of the prior year. The improved performance was due primarily to higher net interest income. Limiting the effects of the improved net interest earnings were lower noninterest income and greater overhead expenses.

      For the quarter, the Company's return on average assets was 1.27% in 1997, compared to 1.36% in the same period last year. The Company's return on equity was 17.19%, down from 18.27% in the first three months of 1996. Total assets at March 31, 1997 were $1.089 billion, total loans outstanding were $766 million and deposits were $905 million at the Company's five banking locations. At March 31, 1997, total equity capital was $76.9 million, or 7.06% of assets, up from $75.9 million at the end of 1996. During the first quarter of 1997 net earnings exceeded the sum of the unrealized loss, net of tax, on available for sale securities and dividends paid on common stock.


NET INTEREST INCOME
-------------------

      The following discussion and tables set forth the composition of average interest-earning assets and interest-bearing liabilities along with accompanying interest income, expense, yields and rates, on a tax-equivalent basis. The tax-equivalent adjustments was approximately $62,000 for the three months ended March 31, 1997 and 1996. Net interest income on a tax equivalent basis, divided by average interest-earning assets, represents the Company's net interest margin.


Three months ended March 31, 1997 and 1996
------------------------------------------

      Total tax-equivalent interest income for the three months ended March
31, 1997 was $20,562,000, up $1,435,000 as compared to the same period in 1996. The $98 million increase in average loans outstanding was the most significant factor advancing the period's total interest earnings. Reducing the loan volume driven earnings growth were lower yields earned on loans and a lower volume of security holdings. Overall asset yields were 8.20% in the first quarter of 1997, nearly identical to the 8.19% earned in the same period of 1996. Partially funding the Company's loan growth was a net $45 million increase in deposits. Money market deposits declined $62 million, however certificates of deposit grew $98 million compared to the first three months of 1996. All other deposits, average shareholders' equity and short-term borrowings provided the remainder of the funding used to support the comparative average loan volume growth in the first three months of 1997.

      Total interest expense for the first quarter of 1997 was $10,751,000, up $1,099,000 from $9,652,000 in the first quarter of 1996. The greater certificates of deposit and short-term borrowings volume were primarily responsible for the comparative interest expense increase. Overall rates paid on total interest-bearing liabilities rose 15 basis points to 4.91% from 4.76% in the first quarter of 1996.

      Total tax-equivalent net interest income increased $336,000 as interest income growth exceeded that of interest expense. The Company's net interest margin was 3.90% in the first quarter of 1997, down from 4.05% in the same period of 1996, a primary result of the increase in rates paid on total interest bearing-liabilities in 1997.


                                                AVERAGE BALANCES, INTEREST AND RATES
                                                                             Three Months Ended March 31,
                                                            -------------------------------------------------------------
                                                                         1997                           1996
                                                            ------------------------------   ----------------------------
                                                                         Interest                       Interest
                                                              Average     Income/   Yield/    Average    Income/   Yield/
                                                              Balance     Expense    Rate     Balance    Expense    Rate
                                                            -----------   -------   ------   --------    -------   ------
                                                                                 (dollars in thousands)
Assets
Interest-earning assets:
      Loans<F1><F2>
              Taxable.....................................  $  724,908    $15,920    8.89%    $626,984   $14,152    9.05%
              Tax-exempt<F3>..............................                                          69         1    8.58
      Held to maturity securities
              Taxable.....................................      50,135        844    6.83       64,563     1,076    6.68
              Tax-exempt<F3>..............................       7,541        203   10.75        7,438       203   10.90
      Available for sale securities.......................     220,035      3,426    6.28      230,847     3,598    6.25
      Trading account securities..........................         711         14    8.16          676        11    6.66
      Federal Funds sold and other short-
           term investments...............................      11,938        155    5.28        6,062        86    5.69
                                                            ----------    -------             --------   -------
                      Total interest-earning assets          1,015,268     20,562    8.20      936,639    19,127    8.19
                                                                          -------                        -------
Noninterest-earning assets:
      Cash and due from banks............................       24,484                          21,264
      Bank premises and equipment........................       11,844                           9,455
      Other assets.......................................       14,003                          10,997
      Allowance for possible loan losses.................      (12,642)                        (10,988)
                                                            ----------                        --------
                      Total assets.......................   $1,052,957                        $967,367
                                                            ==========                        ========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
      NOW accounts.......................................   $   22,509    $    95    1.71%    $ 19,797   $    84    1.70%
      Money market accounts..............................      305,563      3,151    4.18      367,822     3,881    4.23
      Savings deposits...................................       23,192        170    2.97       22,132       164    2.98
      Time deposits of $100,000 or more..................       39,349        530    5.47       31,248       414    5.31
      Other time deposits................................      427,788      5,867    5.56      337,509     4,649    5.52
                                                            ----------    -------             --------   -------
              Total interest-bearing deposits............      818,401      9,813    4.86      778,508     9,192    4.75
      Federal funds purchased, repurchase
           agreements and other short-term
           borrowings....................................       62,991        798    5.11       32,637       406    4.98
      Convertible debentures.............................        2,700         54    8.00        2,700        54    8.00
      Trust preferred debentures.........................        4,485         86    7.68
                                                            ----------    -------             --------   -------
              Total interest-bearing liabilities.........      888,577     10,751    4.91      813,845     9,652    4.76
                                                                          -------                        -------
Noninterest-bearing liabilities:
      Demand deposits....................................       83,712                          78,172
      Other liabilities..................................        2,900                           3,499
Shareholders' equity.....................................       77,768                          71,851
                                                            ----------                        --------
              Total liabilities and
                 shareholders' equity....................   $1,052,957                        $967,367
                                                            ==========                        ========
              Net interest income........................                 $ 9,811                        $ 9,475
                                                                          =======                        =======
              Net interest margin........................                            3.90%                          4.05%
                                                                                    =====                          =====

------------------------
<F1> For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received.
<F2> Interest income on loans includes loan fees, which were not material to any period presented.
<F3> Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $62,000 for each of the three months ended March 31, 1997 and 1996.

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


                      CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES

                                                                            Three Months Ended
                                                                               March 31, 1997
                                                                                 Compared to
                                                                               March 31, 1996
                                                               ----------------------------------------------
                                                               Increase (decrease) attributable to change in:
                                                                                     Yield/       Net
                                                                        Volume        Rate      Change
                                                                        ------      -------     ------
                                                                            (dollars in thousands)
Interest earned on:
   Loans<F1><F2>............................................            $2,031      $(264)      $1,767
   Held to maturity securities:
     Taxable................................................              (254)        22         (232)
     Tax-exempt<F1>.........................................                 3         (3)
   Available for sale securities............................              (187)        15         (172)
   Trading account securities...............................                 1          2            3
   Federal funds sold and other short-
     term investments.......................................                75         (6)          69
                                                                        ------      -----       ------
       Total interest income................................             1,669       (234)       1,435
                                                                        ------      -----       ------
Interest paid on:
   NOW accounts.............................................                11                      11
   Money market accounts....................................              (683)       (47)        (730)
   Savings..................................................                 7         (1)           6
   Time deposits of $100,000 or more........................               104         12          116
   Other time deposits......................................             1,186         32        1,218
   Federal funds purchased, repurchase
     agreements and other short-term
     borrowings.............................................               390          2          392
   Long-term borrowings.....................................                43         43           86
                                                                        ------      -----       ------
       Total interest expense...............................             1,058         41        1,099
                                                                        ------      -----       ------
       Net interest income.................................             $  611      $(275)      $  336
                                                                        ======      =====       ======

--------------
<F1> Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The approximate tax equivalent adjustments were $62,000 for each of the three months ended March 31, 1997 and 1996.

<F2> Average balances included nonaccrual loans.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

      The provision for possible loan losses for the first quarter of 1997
was $900,000, down from $1,100,000 for the same period last year.   The
annualized ratio of net charge-offs to average loans for the first three months of 1997 was .29% the same as for the first quarter last year. Net loan charge-offs were $532,000 and $454,000 for the first quarter of 1997 and 1996, respectively.

      The allowance for possible loan losses was $13.0 million or 1.70% of loans outstanding at March 31, 1997. This compared to $12.6 million at the end of 1996 and $11.4 million, or 1.76% of loans, at March 31, 1996. In management's judgement, the allowance for possible loan losses is considered adequate to absorb potential losses in the loan portfolio.

      The following table summarizes, for the periods indicated, activity in the allowance for possible loan losses:

                               Summary of Loan Loss Experience and Related Information
                               -------------------------------------------------------
                                                       Three Months
                                                   --------------------
                                                       Ended March 31,
                                                     1997        1996
                                                   --------    --------
                                                  (dollars in thousands)

Allowance for possible loan losses
   (beginning of period)                           $ 12,624    $ 10,789
Loans charged off                                      (655)       (535)
Recoveries of loans previously
   charged off                                          123          81
                                                   --------    --------
       Net loans charged off                           (532)       (454)
                                                   --------    --------
Provision for possible loan losses                      900       1,100
                                                   --------    --------
Allowance for possible loan losses
   (end of period)                                 $ 12,992    $ 11,435
                                                   ========    ========
Loans outstanding:
     Average                                       $724,908    $627,053
     End of period                                  776,362     648,500

Ratio of allowance for possible
   loan losses to loans outstanding:
     Average                                           1.79%       1.82%
     End of period                                     1.70        1.76

Ratio of net charge-offs to
   average loans outstanding, annualized:               .29         .29

      The following table summarizes nonperforming assets at the dates indicated:

                                           March 31,      December 31,      March 31,
                                             1997             1996            1996
                                          ----------      ------------     ----------
                                                   (dollars in thousands)
Nonaccrual loans                          $  7,752         $  5,745        $  2,727
Loans past due 90 days or more                                  177
Restructured loans                             168              788             717
                                          --------         --------        --------
  Total nonperforming loans                  7,920            6,710           3,444
Other real estate                              716              569
                                          --------         --------        --------
  Total nonperforming assets              $  8,636         $  7,279        $  3,444
                                          ========         ========        ========
Loans, net of unearned discount           $766,362         $731,019        $648,500
Allowance for possible loan
  losses to loans                             1.70%            1.73%           1.76%
Nonperforming loans to loans                  1.03              .92             .53
Allowance for possible loan losses
  to nonperforming loans                    164.04           188.14          332.03
Nonperforming assets to loans
  and foreclosed assets                       1.13              .99             .53


NONINTEREST INCOME
------------------

      For the first quarter of 1997 total noninterest income was $1,264,000, down from $1,333,000 in the same period of 1996. Net securities gains of $108,000 in 1997, were down from net securities gains of $309,000 realized in the first quarter of 1996. Mark-to-market adjustments, as well as realized gains and losses on interest-rate derivative instrument trading activities reduced 1997 trading profits and commissions by approximately $195,000. Limiting the impact of trading activity losses were greater security sales commissions in 1997, as customer activity improved from the prior year.

     Service charges on depository accounts along with fees for other customer services were $950,000, up sharply from $666,000 in the first quarter of 1996. A combination of increased merchant credit card fees and operating lease rental income were primarily responsible for the increase in other fee income. Increased costs, associated with these expanded fee earning activities, were also reflected in noninterest expenses.


NONINTEREST EXPENSE
-------------------

     Total noninterest expense for the first quarter of 1997 was $4,882,000, up $434,000 from $4,448,000 in the first three months of 1996. Additional personnel and merit increases were primarily responsible for the increased compensation and benefit costs in the first three months of 1997. Other significant noninterest expense increases included greater other expenses related to operating leases and increased credit card activity expenses.

CAPITAL MANAGEMENT AND RESOURCES
--------------------------------

      As of March 31, 1997, the Company's total shareholders' equity was $76.9 million. New capital was provided by the Company's first quarter net earnings and minimally by the exercise of stock options. Offsetting the Company's capital accumulation were the payments of cash dividends on common stock and the recording of unrealized losses, net of tax, on available for sale securities. During the first quarter of 1997 the fair market values of the Company's available for sale securities declined from their level at the end of 1996.

      During the first quarter of 1997 the Company also formed MVBI Capital Trust ("MVBI Capital"), a statutory business trust. The Company owns all the common stock of MVBI Capital. MVBI Capital sold 598,000 preferred securities, having a liquidation amount of $25 per security, for a total of $14,950,000. The distributions payable on the preferred securities will float with the 3-Month Treasury plus 2.25%. All accounts of MVBI Capital are included in the consolidated financial statements of the Company. The preferred securities are considered long-term borrowings and entitled "Guaranteed preferred beneficial interests in subordinated debentures" for financial reporting purposes. For risk-based capital guidelines the amount is considered to be Tier 1 capital.

      The analysis of capital is dependent upon a number of factors including asset quality, earnings strength, liquidity, economic conditions and combinations thereof. The two primary criteria currently in effect are the risk-based capital guidelines and the minimum capital to total assets or leverage ratio requirement.

      These regulatory guidelines require that Tier 1 capital equal or exceed 4.00% of risk-weighted assets, and that the risk-based total capital ratio equal or exceed 8.00%. As of March 31, 1997 and December 31, 1996 the Company's Tier 1 capital was 11.90% and 10.20% of risk-weighted assets, and total risk-based capital was 13.15% and 11.45% of risk-weighted assets, respectively.

      The minimum acceptable ratio of Tier 1 capital to total assets, or leverage ratio, has been established at 3.00%. As of March 31, 1997 and December 31, 1996, the Company's leverage ratio was 8.84% and 7.20%, respectively.

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




                                  MISSISSIPPI VALLEY BANCSHARES, INC.
                                  --------------------------------------
                                            (Registrant)


Date:   May 12, 1997                   / s /  Paul M. Strieker
        ------------                   ---------------------------------
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

                        MISSISSIPPI  VALLEY  BANCSHARES,  INC.

                                   EXHIBIT  INDEX

                                     FORM 10-Q


                   For the quarterly period ended March 31, 1997


                   Exhibit
                   Number                       Description of Exhibit
                   -------                      ----------------------
                     11                         Computation of Earnings
                                                  per Common Share
