Form 10-Q
period 1997-06-30
MISSISSIPPI VALLEY BANCSHARES INC
filed 1997-08-13
CIK 809352

                                    FORM 10-Q

                                  UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1997
                                 ----------------------------------------------

                                        OR

[   ]     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from   ------------------     to   ------------------

                  Commission file number     0-22008
                                           ------------

                      MISSISSIPPI VALLEY BANCSHARES, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  MISSOURI                                    43-1336298
-------------------------------------------------     -------------------------
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                     Identification No.)

  700 Corporate Park Drive, St. Louis, Missouri                 63105
-------------------------------------------------     -------------------------
    (Address of principal executive offices)                  (Zip Code)

(Registrant's telephone number, including area code)   (314) 268-2580
                                                      -----------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been subject  to  such  filing  requirements for the
past 90 days.           Yes     X      No       .
                              -----        -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1997:


Common Stock, $1.00 par value                   4,756,356
-----------------------------              -------------------
         Class                              Number of Shares

           THIS DOCUMENT CONSTITUTES PART OF A PROSPECTUS COVERING SECURITIES THAT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933.

                     MISSISSIPPI VALLEY BANCSHARES, INC.
                     -----------------------------------

                                    INDEX
                                    -----

                                                                          Page No.
                                                                          --------
PART I.    FINANCIAL INFORMATION
           ---------------------

           ITEM 1.  Financial Statements

                            Condensed Consolidated Balance Sheets --
                                 June 30, 1997 and December 31, 1996        3

                            Condensed Consolidated Statements of
                                 Income -- Quarters Ended June 30, 1997
                                 and June 30, 1996 and Six Months Ended
                                 June 30, 1997 and June 30, 1996            4

                            Consolidated Statements of Changes in
                                 Shareholders' Equity -- Six Months
                                 Ended June 30, 1997 and June 30, 1996      5

                            Condensed Consolidated Statements of
                                 Cash Flows -- Six Months Ended
                                 June 30, 1997 and June 30, 1996            6

                            Notes to Condensed Consolidated
                                 Financial Statements                      7-8


           ITEM 2.  Management's Discussion and Analysis
                                 of Results of Operations and
                                 Financial Condition                       9-16


PART II.   OTHER INFORMATION
           -----------------

           ITEM 4.  Submission of Matters to a Vote of Security Holders    17

           ITEM 6.  Exhibits and Reports on Form 8-K                       17

SIGNATURE                                                                  18
---------

EXHIBIT INDEX                                                              19
-------------

PART I.  FINANCIAL INFORMATION
------------------------------

    ITEM 1.
--------------

                                           FINANCIAL STATEMENTS
                                           --------------------

                                   MISSISSIPPI VALLEY BANCSHARES, INC.
                                   -----------------------------------

                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                  -------------------------------------

                                                                    June 30,                    December 31,
                                                                      1997                          1996
                                                                                               (Derived from
                                                                  (Unaudited)               Audited Statements)
                                                                --------------              -------------------
                                                                             (dollars in thousands)
Assets
------
   Cash and due from banks                                      $      41,149                 $      30,951
   Federal funds sold                                                  28,975
   Held to maturity securities
     (fair value of $48,480 and
     $59,649, respectively)                                            47,423                        58,198
   Available for sale securities                                      251,173                       229,453
   Trading account securities                                           1,259                            20
   Loans, net of
     unearned income                                                  841,840                       731,019
   Allowance for possible loan losses                                  13,662                        12,624
                                                                --------------                --------------
          Net loans                                                   828,178                       718,395
   Premises and equipment                                              11,975                        11,700
   Other assets                                                        22,560                        17,060
                                                                --------------                --------------
                 TOTAL ASSETS                                   $   1,232,692                 $   1,065,777
                                                                ==============                ==============


Liabilities
-----------
   Deposits:
     Non-interest bearing                                       $     100,792                 $      98,726
     Interest bearing                                                 993,269                       819,286
                                                                --------------                --------------
       Total deposits                                               1,094,061                       918,012
   Securities sold under agreements
     to repurchase                                                     24,057                        41,591
   Other short-term borrowings                                          8,152                        21,023
   8% Convertible debentures                                                                          2,700
   Guaranteed preferred beneficial interests
     in subordinated debentures                                        14,950
   Other liabilities                                                    7,781                         6,502
                                                                --------------                --------------
                 TOTAL LIABILITIES                                  1,149,001                       989,828
                                                                --------------                --------------
Shareholders' Equity
--------------------
   Common stock-par value $1
     Authorized 15,000,000 shares,
     issued 4,756,356 in 1997
     and 4,516,956 in 1996                                              4,756                         4,517
   Capital surplus                                                     22,251                        19,752
   Retained earnings                                                   56,701                        51,159
   Unrealized gain, (loss) on available
     for sale securities, net of tax                                      (17)                          521
                                                                --------------                --------------
                 TOTAL SHAREHOLDERS' EQUITY                            83,691                        75,949
                                                                --------------                --------------
                 TOTAL LIABILITIES AND
                    SHAREHOLDERS' EQUITY                        $   1,232,692                 $   1,065,777
                                                                ==============                ==============

See accompanying notes.

                                           MISSISSIPPI VALLEY BANCSHARES, INC.
                                           -----------------------------------
                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      -------------------------------------------
                                                     (Unaudited)

                                                                  Quarter Ended               Six Months Ended
                                                                     June 30                       June 30
                                                             ----------------------        ----------------------
                                                               1997           1996           1997           1996
                                                             -------        -------        -------        -------
                                                                 (dollars in thousands, except per share data)

Interest income:
    Interest and fees on loans                               $18,625        $15,020        $34,545        $29,173
    Held to maturity securities:
       Taxable                                                   738          1,126          1,582          2,202
       Tax-exempt                                                140            140            281            281
    Available for sale securities                              3,192          2,919          6,618          6,517
    Other                                                        406            289            575            386
                                                             -------        -------        -------        -------
          TOTAL INTEREST INCOME                               23,101         19,494         43,601         38,559
                                                             -------        -------        -------        -------

Interest expense:
    Deposits                                                  11,387          9,407         21,200         18,599
    Short-term borrowings                                        827            390          1,625            796
    Long-term borrowings                                         276             54            416            108
                                                             -------        -------        -------        -------

          TOTAL INTEREST EXPENSE                              12,490          9,851         23,241         19,503
                                                             -------        -------        -------        -------

          NET INTEREST  INCOME                                10,611          9,643         20,360         19,056
Provision for possible loan losses                             1,200            850          2,100          1,950
                                                             -------        -------        -------        -------

          NET INTEREST INCOME AFTER
          PROVISION FOR POSSIBLE LOAN LOSSES                   9,411          8,793         18,260         17,106
                                                             -------        -------        -------        -------

Other income:
    Service charges                                              470            381            911            745
    Securities gains/(losses), net on:
       Sales of held to maturity securities                                                                    (3)
       Sales of available for sale securities                    (20)           132             88            444
    Trading profits and commissions                              159            307            365            665
    Other                                                        674            394          1,183            696
                                                             -------        -------        -------        -------
                                                               1,283          1,214          2,547          2,547
                                                             -------        -------        -------        -------

Other expenses:
    Employee compensation and
       other benefits                                          2,494          2,311          4,921          4,539
    Net occupancy                                                321            262            609            563
    Equipment                                                    302            326            596            616
    Advertising                                                  211            168            378            320
    Other                                                      1,910          1,528          3,616          3,005
                                                             -------        -------        -------        -------
                                                               5,238          4,595         10,120          9,043
                                                             -------        -------        -------        -------

          INCOME BEFORE INCOME TAXES                           5,456          5,412         10,687         10,610
Income taxes                                                   1,959          1,878          3,847          3,813
                                                             -------        -------        -------        -------

          NET INCOME                                         $ 3,497        $ 3,534        $ 6,840        $ 6,797
                                                             =======        =======        =======        =======

Earnings per common share:
    Primary                                                  $   .72        $   .76        $  1.45        $  1.47
    Fully diluted                                            $   .72        $   .73        $  1.42        $  1.41

See accompanying notes.

                                                MISSISSIPPI VALLEY BANCHSHARES, INC.
                                                ------------------------------------
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                     ----------------------------------------------------------
                                                            (Unaudited)

                                                                                                 Unrealized Gain,   Total
                                   Preferred Stock          Common Stock                             (Loss) on     Share-
                                  -----------------      -----------------   Capital    Retained   Available for   holders'
                                  Shares     Amount      Shares     Amount   Surplus    Earnings  Sale Securities   Equity
                                  ------     ------      ------     ------   -------    --------  ---------------   ------
                                                               (dollars in thousands)
Balance at January 1, 1996        25,000     $2,500    4,508,006    $4,508   $19,802    $39,415       $ 3,882      $70,107

     Net income                                                                           6,797                      6,797
     Issuance of common
        stock                                              4,000         4        32                                    36
     Cash dividends on:
        common stock                                                                       (992)                      (992)
        preferred stock                                                                    (116)                      (116)
     Unrealized (loss), net
        of tax, on available
        for sale securities                                                                            (4,013)      (4,013)
                                  ------     ------    ---------    ------   -------    -------       -------      -------

Balance at June 30, 1996          25,000     $2,500    4,512,006    $4,512   $19,834    $45,104       $  (131)     $71,819
                                  ======     ======    =========    ======   =======    =======       =======      =======


Balance at January 1, 1997                             4,516,956    $4,517   $19,752    $51,159       $   521      $75,949

     Net income                                                                           6,840                      6,840
     Issuance of common
        stock                                              1,800         2        36                                    38
     1992 Debentures converted
        to common stock                                  237,600       237     2,463                                 2,700
     Cash dividends on:
        common stock                                                                     (1,298)                    (1,298)
     Unrealized (loss), net
        of tax, on available
        for sale securities                                                                              (538)        (538)
                                                       ---------    ------   -------    -------       -------      -------

Balance at June 30, 1997                               4,756,356    $4,756   $22,251    $56,701       $   (17)     $83,691
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

                                                                                         Six Months Ended
                                                                                              June 30,
                                                                                   ------------------------------
                                                                                      1997                 1996
                                                                                   ---------             --------
                                                                                        (dollars in thousands)
Operating activities
--------------------
   Net income                                                                      $   6,840             $  6,797
   Adjustments to reconcile net income to net
      cash provided by operating activities:
       Provision for possible loan losses                                              2,100                1,950
       Provision for depreciation and amortization                                       734                  471
       Accretion of discounts and amortization of
          premiums on securities                                                        (600)                 (68)
       Realized securities (gains) and losses, net                                       (88)                (441)
       Net (increase) decrease in trading account securities                          (1,239)                  92
       Net (increase) decrease in interest receivable                                 (1,093)                 466
       Increase in interest payable                                                      439                   15
       Other, net                                                                     (3,278)                 776
                                                                                   ---------             --------
            NET CASH PROVIDED BY
               OPERATING ACTIVITIES                                                    3,815               10,058
                                                                                   ---------             --------
Investing activities
--------------------
   Proceeds from maturities of held to maturity securities                            13,000
   Proceeds from sales and paydowns of held to maturity securities                        --                2,011
   Purchases of held to maturity securities                                           (2,033)             (19,299)
   Purchases of available for sale securities                                       (123,411)             (19,740)
   Proceeds from maturities of available for sale securities                          74,000                5,000
   Proceeds from sales and paydowns of
     available for sale securities                                                    27,358               64,501
   Purchases of premises and equipment                                                (1,007)              (2,815)
   Increase in loans outstanding, net                                               (111,883)             (61,945)
                                                                                   ---------             --------
            NET CASH USED IN
                INVESTING ACTIVITIES                                                (123,976)             (32,287)
                                                                                   ---------             --------
Financing activities
--------------------
   Net increase in deposits                                                          176,049               15,118
   Net increase (decrease) in repurchase agreements
      and other short-term borrowings                                                (30,405)              15,095
   Proceeds from sale of subordinated debentures                                      14,950
   Proceeds from sale of common stock                                                     38                   36
   Cash dividends                                                                     (1,298)              (1,108)
                                                                                   ---------             --------
            NET CASH PROVIDED BY
                FINANCING ACTIVITIES                                                 159,334               29,141
                                                                                   ---------             --------
                INCREASE IN CASH AND CASH
                    EQUIVALENTS                                                       39,173                6,912

Cash and cash equivalents at beginning of period                                      30,951               27,574
                                                                                   ---------             --------
                CASH AND CASH EQUIVALENTS
                    AT END OF PERIOD                                               $  70,124             $ 34,486
                                                                                   =========             ========


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

3. MVBI Capital Trust - During the first quarter of 1997 the Company formed MVBI Capital Trust ("MVBI Capital"), a statutory business trust. The Company purchased all the common stock of MVBI Capital for $462,375. MVBI Capital sold to the public 598,000 preferred shares, having a liquidation value of $25 per share, for a total of $14,950,000. The sole assets of MVBI Capital are subordinated debentures of the Company for $15,412,375 which are due in the year 2027. The distributions payable on the preferred securities will float with the 3-Month Treasury plus 2.25%. All accounts of MVBI Capital are included in the consolidated financial statements of the Company. The preferred securities are considered long-term borrowings of the Company and entitled "Guaranteed preferred beneficial interests in subordinated debentures" for financial reporting purposes.

4. New accounting standard - SFAS No. 128 - In March, 1997, the FASB issued SFAS No. 128, Earnings per Share. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. Under the standard, primary EPS is replaced with a calculation called basic EPS. Basic EPS would be calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding. Options would be excluded from the calculation for the Company. Fully diluted EPS would not change significantly but would be renamed diluted EPS. SFAS No. 128 is not expected to have a material effect on the Company's reported earnings per share.

ITEM 2.
-------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               -----------------------------------------------
                   OF OPERATIONS AND FINANCIAL CONDITION
                   -------------------------------------

      The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1996.

SUMMARY OF EARNINGS
-------------------

      Consolidated net income for the second quarter of 1997 was $3,497,000, down $37,000 or 1.0% from the $3,534,000 earned during the second quarter of 1996. On a per share basis, net income was $.72, down from $.73 in the same period of the prior year. Greater net interest income was offset by a larger provision for loan losses and increased noninterest expenses. Total noninterest income was up only slightly from the prior year level.

      Net income for the first half of 1997 was $6,840,000, up $43,000 or .6% from $6,797,000 earned for the first half of 1996. On a per share basis, net income was $1.42, up from $1.41 in the first half of 1996. Increased net interest income was offset by a slightly higher provision for loan losses and greater noninterest expenses. Much of the increase in overhead costs was anticipated and was incurred to assist in the loan and deposit growth experienced thus far in 1997. Total noninterest income for the first half of 1997 was $2,547,000, the same as for the first six months of 1996.

NET INTEREST INCOME
-------------------

      The following discussion and tables set forth the composition of average interest-earning assets and interest-bearing liabilities along with accompanying interest income, expense, yields and rates, on a tax-equivalent basis. The tax-equivalent adjustments were approximately $63,000, $63,000, $124,000 and $125,000 for the three months ended June 30, 1997 and 1996, and for the six months ended June 30, 1997 and 1996, respectively. Net interest income on a tax equivalent basis, divided by average interest-earning assets, represents the Company's net interest margin.

Three months ended June 30, 1997 and 1996
-----------------------------------------

      Total tax-equivalent interest income for the three months ended June 30, 1997 was $23,163,000, up $3,606,000 as compared to the same period in 1996. The $140 million increase in the volume of average loans outstanding was primarily responsible for the increase in interest earnings for the second quarter of 1997. Overall asset yields were 8.53% in the second quarter of 1997, up 29 basis points from the 8.24% earned in the same period in 1996. Most of the increase in overall asset yields resulted from increased loan yields that advanced largely from the higher average prime loan rate in 1997.

Funding the Company's loan growth was a combination of increased short-term borrowings, additional time deposits and increased money market accounts. These increased borrowings and deposits were largely responsible for the increased interest expense in 1997.

      Total interest expense for the second quarter of 1997 was $12,489,000, up $2,638,000 from $9,851,000 in the second three months of 1996. Adding to the effects of the increased volume of deposits and short-term borrowings were the increased rates paid on nearly all fund sources in 1997.

      Overall tax-equivalent net interest income increased $968,000 as interest income rose $3.6 million and interest expense was up $2.6 million. The Company's net interest margin declined to 3.93% in the second quarter of 1997 from 4.08% in the same period in 1996 as the current 6.02% annual percentage yield money market deposit promotion, which began in the second quarter of 1997, advanced overall deposit rates more than total asset yields improved during the same period.

Six months ended June 30, 1997 and 1996
---------------------------------------

      Total tax-equivalent interest income for the first six months of 1997 was $43,725,000, up $5,041,000 from $38,684,000 in the same period in 1996.
The $119 million increase in average loans was primarily responsible for generating the increase in interest earnings from 1996 to 1997. Slightly higher asset yields also supplemented the overall increase in interest income. Overall earning asset yields were 8.37% for the first six months of 1997, up from 8.22% for the same period of 1996.

      Total interest expense for the first half of 1997 was $23,241,000, up $3,738,000 from $19,503,000 in the same period in 1996. Greater time deposits and short-term borrowings were primarily responsible for the increased expense. Higher rates paid on nearly all fund sources, but most notably on money market accounts, also increased interest expense for the first half of 1997. Overall rates paid on total interest bearing liabilities increased to 5.08% from 4.77% in the first six months of 1996.

      In summary, total tax-equivalent net interest income increased $1,303,000 as interest income improved by $5.0 million and interest expense grew $3.7 million. The Company's net interest margin for the first six months was 3.92%, down from 4.07% in the same period in 1996.

                                               AVERAGE BALANCES, INTEREST AND RATES

                                                                          Three Months Ended June 30,
                                                 ------------------------------------------------------------------------
                                                                   1997                                1996
                                                 -------------------------------------    -------------------------------
                                                                Interest                               Interest
                                                   Average      Income/         Yield/    Average      Income/     Yield/
                                                   Balance      Expense          Rate     Balance      Expense      Rate
                                                 ----------     --------        ------    --------     --------    ------
                                                                         (dollars in thousands)
Assets
Interest-earning assets:
      Loans<F1><F2>
              Taxable                            $  809,670     $18,625          9.22%    $669,427     $15,020      9.02%
              Tax-exempt<F3>
      Held to maturity securities
              Taxable                                43,722         738          6.77       68,783       1,126      6.58
              Tax-exempt<F3>                          7,567         203         10.72        7,464         203     10.86
      Available for sale securities                 198,336       3,192          6.45      186,566       2,919      6.28
      Trading account securities                        713          12          6.88        1,200          18      5.99
      Federal Funds sold and other short-
          term investments                           28,631         393          5.49       20,350         271      5.36
                                                 ----------     -------                   --------     -------
              Total interest-earning assets       1,088,639      23,163          8.53      953,790      19,557      8.24
                                                                -------                                -------
Noninterest-earning assets:
      Cash and due from banks                        28,085                                 23,075
      Bank premises and equipment                    11,948                                 10,247
      Other assets                                   15,500                                 10,888
      Allowance for possible loan losses            (13,142)                               (11,535)
                                                 ----------                               --------
              Total assets                       $1,131,030                               $986,465
                                                 ==========                               ========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
      NOW accounts                               $   22,124     $    94          1.71%    $ 20,392     $    87      1.71%
      Money market accounts                         373,969       4,798          5.15      339,460       3,531      4.18
      Savings deposits                               23,021         169          2.95       22,516         165      2.95
      Time deposits of $100,000 or more              39,256         525          5.36       32,890         427      5.22
      Other time deposits                           419,795       5,800          5.54      381,631       5,197      5.48
                                                 ----------     -------                   --------     -------
              Total interest-bearing deposits       878,165      11,386          5.20      796,889       9,407      4.75
      Federal funds purchased, repurchase
          agreements and other short-term
          borrowings                                 63,036         827          5.23       32,226         390      4.87
      Convertible debentures                                                                 2,700          54      8.00
      Guaranteed Preferred Beneficial
          Interests in Subordinated Debentures       14,950         276          7.39
                                                 ----------     -------                   --------     -------
              Total interest-bearing liabilities    956,151      12,489          5.24      831,815       9,851      4.76
                                                                -------                                -------
Noninterest-bearing liabilities:
      Demand deposits                                90,385                                 81,399
      Other liabilities                               2,109                                  1,885
Shareholders' equity                                 82,385                                 71,366
                                                 ----------                               --------
              Total liabilities and
                 shareholders' equity            $1,131,030                               $986,465
                                                 ==========                               ========
              Net interest income                               $10,674                                $ 9,706
                                                                =======                                =======
              Net interest margin                                                3.93%                              4.08%
                                                                                =====                              =====

---------------
<F1> For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding.
     Interest on nonaccrual loans is recorded when received.
<F2> Interest income on loans includes loan fees, which were not material to any period presented.
<F3> Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $63,000 and $63,000 for the three months ended June 30, 1997 and 1996, respectively.

                                                AVERAGE BALANCES, INTEREST AND RATES

                                                                           Six Months Ended June 30,
                                                 ------------------------------------------------------------------------
                                                                   1997                                1996
                                                 -------------------------------------    -------------------------------
                                                                Interest                               Interest
                                                   Average      Income/         Yield/    Average      Income/     Yield/
                                                   Balance      Expense          Rate     Balance      Expense      Rate
                                                 ----------     --------        ------    --------     --------    ------
                                                                         (dollars in thousands)
Assets
Interest-earning assets:
      Loans<F1><F2>
              Taxable                            $  767,523     $34,545          9.07%    $648,205     $29,172      9.04%
              Tax-exempt<F3>                                                                    35           1      8.60
      Held to maturity securities
              Taxable                                46,911       1,582          6.80       66,673       2,202      6.64
              Tax-exempt<F3>                          7,554         405         10.74        7,451         406     10.88
      Available for sale securities                 209,126       6,618          6.36      208,707       6,517      6.27
      Trading account securities                        712          25          7.03          938          29      6.24
      Federal Funds sold and other short-
           term investments                          20,330         550          5.43       13,206         357      5.44
                                                 ----------     -------                   --------     -------
                Total interest-earning assets     1,052,156      43,725          8.37      945,215      38,684      8.22
                                                                -------                                -------
Noninterest-earning assets:
      Cash and due from banks                        26,295                                 22,170
      Bank premises and equipment                    11,896                                  9,851
      Other assets                                   14,756                                 10,942
      Allowance for possible loan losses            (12,894)                               (11,262)
                                                 ----------                               --------
                Total assets                     $1,092,209                               $976,916
                                                 ==========                               ========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
      NOW accounts                               $   22,316     $   189          1.71%    $ 20,095     $   171      1.71%
      Money market accounts                         339,955       7,949          4.72      353,641       7,413      4.22
      Savings deposits                               23,106         339          2.96       22,324         329      2.97
      Time deposits of $100,000 or more              39,303       1,055          5.41       32,069         841      5.27
      Other time deposits                           423,769      11,667          5.55      359,570       9,845      5.51
                                                 ----------     -------                   --------     -------
                Total interest-bearing deposits     848,449      21,199          5.04      787,699      18,599      4.75
      Federal funds purchased, repurchase
           agreements and other short-term
           borrowings                                63,013       1,625          5.17       32,431         796      4.94
      Convertible debentures                          1,343          54          8.00        2,700         108      8.00
       Guaranteed Preferred Beneficial
          Interests in Subordinated debentures        9,746         363          7.44
                                                 ----------     -------                   --------     -------
                Total interest-bearing
                  liabilities                       922,551      23,241          5.08      822,830      19,503      4.77
                                                                -------                                -------
Noninterest-bearing liabilities:
      Demand deposits                                87,066                                 79,786
      Other liabilities                               2,502                                  2,692
Shareholders' equity                                 80,090                                 71,608
                                                 ----------                               --------
                Total liabilities and
                  shareholders' equity           $1,092,209                               $976,916
                                                 ==========                               ========
                Net interest income                             $20,484                                $19,181
                                                                =======                                =======
                Net interest margin                                              3.92%                              4.07%
                                                                                =====                              =====

--------------
<F1> For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received.
<F2> Interest income on loans includes loan fees, which were not material to any period presented.
<F3> Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $124,000 and $125,000 for the six months ended June 30, 1997 and 1996, respectively.

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

                          CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES
                                                         Three Months Ended                    Six Months Ended
                                                           June 30, 1997                        June 30, 1997
                                                            Compared to                          Compared to
                                                           June 30, 1996                        June 30, 1996
                                                      ------------------------------      ------------------------------
                                                                Increase (decrease) attributable to change in:
                                                      ------------------------------------------------------------------
                                                                  Yield/       Net                     Yield/       Net
                                                      Volume       Rate       Change      Volume        Rate      Change
                                                      ------      ------      ------      ------       ------     ------
                                                                           (dollars in thousands)
Interest earned on:
      Loans<F1><F2>                                   $3,260      $  345      $3,605      $5,277      $   95      $5,372
      Held to maturity securities:
              Taxable                                   (420)         32        (388)       (671)         51        (620)
              Tax-exempt<F1>                               3          (3)                      5          (6)         (1)
      Available for sale securities                      191          82         273          12          89         101
      Trading account securities                          (8)          2          (6)         (8)          4          (4)
      Federal funds sold and other short-
           term investments                              115           7         122         194          (1)        193
                                                      ------      ------      ------      ------      -------     ------
                Total interest income                  3,141         465       3,606       4,809         232       5,041
                                                      ------      ------      ------      ------      -------     ------

Interest paid on:
      NOW accounts                                         7                       7          18                      18
      Money market accounts                              386         881       1,267        (300)        836         536
      Savings                                              4                       4          11          (1)         10
      Time deposits of $100,000 or more                   87          11          98         192          22         214
      Other time deposits                                544          59         603       1,751          71       1,822
      Federal funds purchased, repurchase
           agreements and other
           short-term borrowings                         427          10         437         818          11         829
      Long-term borrowings                               111         111         222         154         155         309
                                                      ------      ------      ------      ------      -------     ------
                Total interest expense                 1,566       1,072       2,638       2,644       1,094       3,738
                                                      ------      ------      ------      ------      -------     ------
                Net interest income                   $1,575      $ (607)     $  968      $2,165      $ (862)     $1,303
                                                      ======      ======      ======      ======      =======     ======

-------------------------
<F1>  Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The approximate tax equivalent adjustments were $63,000, $63,000, $124,000 and $125,000 for the three months ended June 30, 1997 and 1996, and for the six months ended June 30, 1997 and 1996, respectively.

<F2>  Average balances included nonaccrual loans.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

The provision for possible loan losses for the second quarter of 1997 was $1,200,000, up from $850,000 last year. For the first half of 1997 the provision for possible loan losses was $2,100,000, up from $1,950,000 for the same period last year. Higher net loan charge-offs and strong loan growth during 1997 resulted in the greater provision expense. The annualized ratio of net charge-offs to average loans for the first half of 1997 was .28%, up from .24% last year, while corresponding net loan charge-offs were $1,062,000 and $763,000, respectively.

The allowance for possible loan losses was $13.7 million or 1.62% of loans outstanding at June 30, 1997. This compares to $12.6 million or 1.73% at the end of 1996 and $12.0 million or 1.75% at June 30, 1996. In management's judgement, the allowance for possible loan losses is considered adequate to absorb potential losses in the loan portfolio.

The following table summarizes, for the periods indicated, activity in the allowance for possible loan losses:


                             Summary of Loan Loss Experience and Related Information
                             -------------------------------------------------------
                                                      Three Months Ended                    Six Months Ended
                                                            June 30,                            June 30,
                                                     ----------------------              ----------------------
                                                     1997              1996              1997              1996
                                                     ----              ----              ----              ----
                                                                     (dollars in thousands)
Allowance for possible loan losses
       (beginning of period)                       $ 12,992          $ 11,435          $ 12,624          $ 10,789
Loans charged off                                      (689)             (671)           (1,344)           (1,206)
Recoveries of loans previously
     charged off                                        159               362               282               443
                                                   --------          --------          --------          --------
           Net loans charged off                       (530)             (309)           (1,062)             (763)
                                                   --------          --------          --------          --------
Provision for possible loan losses                    1,200               850             2,100             1,950
                                                   --------          --------          --------          --------
Allowance for possible loan losses
     (end of period)                               $ 13,662          $ 11,976          $ 13,662          $ 11,976
                                                   ========          ========          ========          ========

Loans outstanding:
       Average                                     $809,670          $669,427          $767,523          $648,240
       End of period                                841,840           684,959           841,840           684,959

Ratio of allowance for possible
    loan losses to loans outstanding:
       Average                                         1.69%             1.79%             1.78%             1.85%
       End of period                                   1.62              1.75              1.62              1.75

Ratio of net charge-offs to
    average loans outstanding, annualized:              .26               .18               .28               .24

      The following table summarizes nonperforming assets at the dates indicated:

                                                         June 30,              December 31,              June 30,
                                                           1997                    1996                    1996
                                                         --------              ------------              --------
                                                                          (dollars in thousands)
Nonaccrual loans                                         $  6,161                $  5,745                $    868
Loans past due 90 days or more                                451                     177                      90
Restructured loans                                            174                     788                     816
                                                         --------                --------                --------
       Total nonperforming loans                            6,786                   6,710                   1,774
Other real estate                                             569                     569                   1,269
                                                         --------                --------                --------
       Total nonperforming assets                        $  7,355                $  7,279                $  3,043
                                                         ========                ========                ========
Loans, net of unearned discount                          $841,840                $731,019                $684,959
Allowance for possible loan
    losses to loans                                          1.62%                   1.73%                   1.75%
Nonperforming loans to loans                                  .81                     .92                     .26
Allowance for possible loan losses
    to nonperforming loans                                 201.33                  188.14                  675.08
Nonperforming assets to loans
    and foreclosed assets                                     .87                     .99                     .44

NONINTEREST INCOME
------------------

For the second quarter of 1997, total noninterest income was $1,283,000, up $69,000 from $1,214,000 in the same period in 1996. Increased service charges on depository accounts, higher merchant credit card fees and operating lease income were primarily responsible for the increased total noninterest income in 1997.

For the first six months of 1997 total noninterest income was $2,547,000, the same as in the first half of 1996. Net gains of $88,000 were realized on securities sales in the first half of 1997, down from gains on securities sales of $441,000 in the first half of 1996. Included were sales of securities classified as held to maturity which generated losses of $3,000 in 1996. These sales were sometimes done to fund the purchase of other securities or to meet various other needs, but sales of held to maturity securities were only done within 90 days of each specific security's maturity date. Other portions of 1997 noninterest income including service charges, merchant credit card fees and leasing income were up from prior year levels. Limiting overall noninterest income increases were lower trading profits and commissions of $365,000, down from $665,000 in the first half of 1996. Most of the downturn was comprised of losses on the Bank's trading activities as overall commissions from customer activities were similar to the first half of 1996.

NONINTEREST EXPENSE
-------------------

Total noninterest expense for the second quarter of 1997 was $5,238,000, up $643,000 from $4,595,000 in the first three months of 1996. For the first half of 1997 total noninterest expenses were $10,120,000, up $1,077,000 from the same period in 1996. Greater personnel and benefit costs and increased advertising costs associated with the money market deposit promotion which began May 5 were partially responsible for the 1997 increase in total overhead costs. Additional expenses related to the leasing and credit card merchant activities combined to further increase noninterest expense costs in the first half of 1997.

CAPITAL MANAGEMENT AND RESOURCES
--------------------------------

      As of June 30, 1997, the Company's total shareholders' equity was $83.7 million. New capital was provided by the Company's net earnings and minimally by the exercise of stock options. On April 1, 1997 the Company's 1992, 8% convertible debentures matured. Prior to maturity, all debenture holders elected to convert their debentures into 237,600 shares of the Company's common stock. Offsetting the Company's capital accumulation were the payments of cash dividends on common stock and the recording of unrealized losses, net of tax, on available for sale securities. During the first half of 1997 the fair market values of the Company's available for sale securities declined from their level at the end of 1996.

      During the first quarter of 1997 the Company formed MVBI Capital Trust ("MVBI Capital"), a statutory business trust. The Company owns all the common stock of MVBI Capital. MVBI Capital sold 598,000 preferred securities, having a liquidation amount of $25 per security, for a total of $14,950,000. The distributions payable on the preferred securities will float with the 3-Month Treasury plus 2.25%. All accounts of MVBI Capital are included in the consolidated financial statements of the Company. The preferred securities are considered long-term borrowings and entitled "Guaranteed preferred beneficial interests in subordinated debentures" for financial report purposes. For risk-based capital guidelines the amount is considered to be Tier I capital.

      The analysis of capital is dependent upon a number of factors including asset quality, earnings strength, liquidity, economic conditions and combinations thereof. The two primary criteria currently in effect are the risk-based capital guidelines and the minimum capital to total assets or leverage ratio requirement.

      These regulatory guidelines require that Tier I capital equal or exceed 4.00% of risk-weighted assets, and that the risk-based total capital ratio equal or exceed 8.00%. As of June 30, 1997 and December 31, 1996 the Company's Tier I capital was 11.38% and 10.20% of risk-weighted assets, and total risk-based capital was 12.63% and 11.45% of risk-weighted assets, respectively.

      The minimum acceptable ratio of Tier I capital to total assets, or leverage ratio, has been established at 3.00%. As of June 30, 1997 and December 31, 1996, the Company's leverage ratio was 8.72% and 7.20%, respectively.

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

PART II.   OTHER INFORMATION
----------------------------

ITEM 4.   Submission of Matters to a Vote
          -------------------------------
               of Security Holders
               -------------------

On April 16, 1997, at the Company's Annual Meeting of Stockholders, stockholders took the following actions:

                  a. Re-elected all Management nominees to the Board of Directors. Vote tallies were as follows:

                                                   Votes            Votes
                                                  In Favor        Abstaining
                                                  --------        ----------
                       Alice C. Behan             3,927,157          1,900
                       William H.T. Bush          3,927,257          1,800
                       Franklin J. Cornwell,Jr.   3,927,357          1,700
                       Frederick O. Hanser        3,926,957          2,100

                  b. Approved certain amendment to the 1991 Stock Option Plan with 3,741,692 shares voted in favor, 65,140 shares voted against and 19,288 shares abstained.

                  b. Ratified the selection of Ernst & Young LLP as independent accountants for 1997 with 3,880,465 shares voted in favor, 3,261 shares voted against and 45,332 shares abstained.


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



                        MISSISSIPPI VALLEY BANCSHARES, INC.
                        --------------------------------------------------
                                 (Registrant)


Date:       August 1, 1997                /s/ Paul M. Strieker
            --------------                --------------------------------

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

                         MISSISSIPPI  VALLEY  BANCSHARES,  INC.

                                    EXHIBIT  INDEX

                                     FORM  10-Q


                      For the quarterly period ended June 30, 1997



                               Exhibit
                                Number                   Description of Exhibit
                               -------                   ----------------------

                                  11                     Computation of Earnings
                                                           per Common Share