Form 10-Q
period 1997-09-30
MISSISSIPPI VALLEY BANCSHARES INC
filed 1997-11-12
CIK 809352

                                  FORM 10-Q

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1997
                                 ---------------------------------------------
                                       OR

[   ]    TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                                 -----------------        -----------------

                    Commission file number           0-22008
                                                  -------------

                     MISSISSIPPI VALLEY BANCSHARES, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     MISSOURI                                 43-1336298
---------------------------------------------------     ----------------------
         (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                  Identification No.)

   700 Corporate Park Drive, St. Louis, Missouri                63105
---------------------------------------------------     ----------------------
    (Address of principal executive offices)                  (Zip Code)

(Registrant's telephone number, including area code)        (314) 268-2580
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
                                                         -----      -----

   INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF NOVEMBER 6, 1997:


  Common Stock, $1.00 par value                           4,758,856
 ------------------------------                      ---------------------
            Class                                       Number of Shares

           THIS DOCUMENT CONSTITUTES PART OF A PROSPECTUS COVERING
    SECURITIES THAT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933.

                     MISSISSIPPI VALLEY BANCSHARES, INC.
                     -----------------------------------

                                    INDEX
                                    -----

                                                                     Page No.
                                                                     --------
PART I.     FINANCIAL INFORMATION
            ---------------------
            ITEM 1.  Financial Statements

                 Condensed Consolidated Balance Sheets --
                      September 30, 1997 and December 31, 1996           3

                 Condensed Consolidated Statements of
                      Income -- Quarters Ended September 30, 1997
                      and September 30, 1996 and Nine Months Ended
                      September 30, 1997 and September 30, 1996          4

                 Consolidated Statements of Changes in
                      Shareholders' Equity -- Nine Months Ended
                      September 30, 1997 and September 30, 1996          5

                 Condensed Consolidated Statements of
                      Cash Flows -- Nine Months Ended
                      September 30, 1997 and September 30, 1996          6

                 Notes to Condensed Consolidated
                      Financial Statements                               7


            ITEM 2.  Management's Discussion and Analysis
                      of Results of Operations and
                      Financial Condition                             9-16


PART II.    OTHER INFORMATION
            -----------------
            ITEM 6.  Exhibits and Reports on Form 8-K                   17

SIGNATURE                                                               18
---------

EXHIBIT INDEX                                                           19
-------------

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.
-------

                                                  FINANCIAL STATEMENTS
                                                  --------------------

                                          MISSISSIPPI VALLEY BANCSHARES, INC.
                                          -----------------------------------

                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                         -------------------------------------

                                                                              September 30,           December 31,
                                                                                  1997                   1996
                                                                                                     (Derived from
                                                                               (Unaudited)         Audited Statements)
                                                                               -----------         -------------------
                                                                                       (dollars in thousands)
ASSETS
------
   Cash and due from banks                                                     $   26,447              $   30,951
   Federal funds sold                                                              57,800
   Held to maturity securities
     (fair value of $41,914 and
          $59,649, respectively)                                                   40,502                  58,198
   Available for sale securities                                                  320,312                 229,453
   Trading account securities                                                         500                      20
   Loans, net of
     unearned income                                                              865,640                 731,019
   Allowance for possible loan losses                                          $   14,241              $   12,624
                                                                               ----------              ----------
               Net loans                                                          851,399                 718,395
   Premises and equipment                                                          11,861                  11,700
   Other assets                                                                    24,187                  17,060
                                                                               ----------              ----------

                          TOTAL ASSETS                                         $1,333,008              $1,065,777
                                                                               ==========              ==========
LIABILITIES
-----------
   Deposits:
     Non-interest bearing                                                      $  104,076              $   98,726
     Interest bearing                                                           1,070,596                 819,286
                                                                               ----------              ----------
          Total deposits                                                        1,174,672                 918,012
   Securities sold under agreements
     to repurchase                                                                 26,751                  24,391
   Other short-term borrowings                                                     19,060                  38,223
   8% Convertible debentures                                                                                2,700
   Guaranteed preferred beneficial interests
     in subordinated debentures                                                    14,950
   Other liabilities                                                                9,697                   6,502
                                                                               ----------              ----------

                     TOTAL LIABILITIES                                          1,245,130                 989,828
                                                                               ----------              ----------
SHAREHOLDERS' EQUITY
--------------------
   Common stock-par value $1
     Authorized 15,000,000 shares,
       issued 4,757,856 in 1997
       and 4,516,956 in 1996                                                        4,757                   4,517
   Capital surplus                                                                 22,284                  19,752
   Retained earnings                                                               59,812                  51,159
   Unrealized gain, (loss) on available
     for sale securities, net of tax                                                1,025                     521
                                                                               ----------              ----------
            TOTAL SHAREHOLDERS' EQUITY                                             87,878                  75,949
                                                                               ----------              ----------
                 TOTAL LIABILITIES AND
                  SHAREHOLDERS' EQUITY                                         $1,333,008              $1,065,777
                                                                               ==========              ==========


See accompanying notes.

                                          MISSISSIPPI VALLEY BANCSHARES, INC.
                                          -----------------------------------
                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      -------------------------------------------
                                                      (UNAUDITED)
                                                                        Quarter Ended              Nine Months Ended
                                                                        September 30,                September 30,
                                                                 ------------------------      ------------------------
                                                                   1997           1996           1997           1996
                                                                 ---------      ---------      ---------      ---------
                                                                      (dollars in thousands, except per share data)
Interest income:
    Interest and fees on loans                                   $  19,329      $  15,695      $  53,874      $  44,868
    Held to maturity securities:
       Taxable                                                         631          1,218          2,213          3,420
       Tax-exempt                                                      136            141            417            422
    Available for sale securities                                    4,911          3,282         11,529          9,799
    Other                                                              592            198          1,167            584
                                                                 ---------      ---------      ---------      ---------

                           TOTAL INTEREST INCOME                    25,599         20,534         69,200         59,093
                                                                 ---------      ---------      ---------      ---------

Interest expense:
    Deposits                                                        14,196          9,870         35,395         28,469
    Short-term borrowings                                              505            675          2,130          1,471
    Long-term borrowings                                               277             54            694            162
                                                                 ---------      ---------      ---------      ---------

                          TOTAL INTEREST EXPENSE                    14,978         10,599         38,219         30,102
                                                                 ---------      ---------      ---------      ---------

                             NET INTEREST INCOME                    10,621          9,935         30,981         28,991
Provision for possible loan losses                                   1,100            950          3,200          2,900
                                                                 ---------      ---------      ---------      ---------

                       NET INTEREST INCOME AFTER
              PROVISION FOR POSSIBLE LOAN LOSSES                     9,521          8,985         27,781         26,091
                                                                 ---------      ---------      ---------      ---------

Other income:
    Service charges                                                    477            382          1,388          1,127
    Securities gains/(losses), net on:
       Sales of held to maturity securities                                                                          (3)
       Sales of available for sale securities                                                         88            444
    Trading profits and commissions                                    416            325            781            990
    Other                                                              578            424          1,761          1,120
                                                                 ---------      ---------      ---------      ---------
                                                                     1,471          1,131          4,018          3,678
                                                                 ---------      ---------      ---------      ---------

Other expenses:
    Employee compensation and
       other benefits                                                2,712          2,341          7,633          6,880
    Net occupancy                                                      331            282            940            845
    Equipment                                                          307            286            903            902
    Advertising                                                        240            119            618            439
    Other                                                            1,512          1,463          5,128          4,468
                                                                 ---------      ---------      ---------      ---------
                                                                     5,102          4,491         15,222         13,534
                                                                 ---------      ---------      ---------      ---------

                      INCOME BEFORE INCOME TAXES                     5,890          5,625         16,577         16,235
Income taxes                                                         2,113          1,958          5,960          5,771
                                                                 ---------      ---------      ---------      ---------

                                      NET INCOME                 $   3,777      $   3,667      $  10,617      $  10,464
                                                                 =========      =========      =========      =========

Earnings per common share:
          Primary                                                $     .78      $     .79      $    2.23      $    2.26
          Fully diluted                                          $     .78      $     .76      $    2.20      $    2.17

See accompanying notes.

                                          MISSISSIPPI VALLEY BANCHSHARES, INC.
                                          ------------------------------------
                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                               ----------------------------------------------------------
                                                      (UNAUDITED)
                                                                                                Unrealized Gain,      Total
                                  Preferred Stock        Common Stock                              (Loss) on          Share-
                                  ---------------        ------------       Capital   Retained    Available for      holders'
                                  Shares    Amount     Shares     Amount    Surplus   Earnings   Sale Securities      Equity
                                 --------  --------   --------   --------  --------- ---------  ----------------    ---------
                                                               (dollars in thousands)
BALANCE AT JANUARY 1, 1996        25,000    $2,500    4,508,006  $4,508     $19,802    $39,415       $ 3,882         $70,107

   Net income                                                                           10,464                        10,464
   Issuance of common
     stock                                                4,350       4          38                                       42
   Cash dividends on:
     common stock                                                                       (1,557)                       (1,557)
     preferred stock                                                                      (173)                         (173)
   Unrealized (loss), net
     of tax, on available
     for sale securities                                                                              (3,809)         (3,809)
                                  ------    ------    ---------  ------     -------    -------       -------         -------
BALANCE AT SEPTEMBER 30, 1996     25,000    $2,500    4,512,356  $4,512     $19,840    $48,149       $    73         $75,074
                                  ======    ======    =========  ======     =======    =======       =======         =======


BALANCE AT JANUARY 1, 1997                            4,516,956  $4,517     $19,752    $51,159       $   521         $75,949

   Net income                                                                           10,617                        10,617
   Issuance of common
     stock                                                3,300       3          69                                       72
   1992 Debentures converted
     to common stock                                    237,600     237       2,463                                    2,700
   Cash dividends on:
     common stock                                                                       (1,964)                       (1,964)
   Unrealized gain, net
     of tax, on available
     for sale securities                                                                                 504             504
                                                      ---------  ------     -------    -------       -------         -------

BALANCE AT SEPTEMBER 30, 1997                         4,757,856  $4,757     $22,284    $59,812       $ 1,025         $87,878
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

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                      ---------------------------
                                                                                         1997              1996
                                                                                      ---------          --------
                                                                                        (dollars in thousands)
OPERATING ACTIVITIES
--------------------
   Net income                                                                         $  10,617          $ 10,464
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for possible loan losses                                                  3,200             2,900
      Provision for depreciation and amortization                                           774               717
      Accretion of discounts and amortization of
       premiums on securities                                                            (2,594)             (748)
      Realized securities gains, net                                                        (88)             (441)
      Net increase in trading account securities                                           (480)             (472)
      Net (increase) decrease in interest receivable                                     (1,364)              927
      Increase in interest payable                                                          782               224
      Other, net                                                                         (3,623)            1,434
                                                                                      ---------          --------
               NET CASH PROVIDED BY
                  OPERATING ACTIVITIES                                                    7,224            15,005
                                                                                      ---------          --------

INVESTING ACTIVITIES
--------------------
   Proceeds from maturities of held to maturity securities                               20,000            29,545
   Proceeds from sales and paydowns of held to maturity securities                                          2,011
   Purchases of held to maturity securities                                              (2,033)          (19,299)
   Purchases of available for sale securities                                          (361,414)          (69,493)
   Proceeds from sales, paydowns and maturities of
    available for sale securities                                                       273,741            98,192
   Purchases of premises and equipment                                                     (932)           (3,071)
   Increase in loans outstanding, net                                                  (136,204)          (86,046)
                                                                                      ---------          --------

               NET CASH USED IN
                  INVESTING ACTIVITIES                                                 (206,842)          (48,161)
                                                                                      ---------          --------

FINANCING ACTIVITIES
--------------------
   Net increase in deposits                                                             256,659            18,324
   Net increase (decrease) in repurchase agreements
    and other short-term borrowings                                                     (16,803)           28,072
   Proceeds from sale of common stock                                                        72                42
   Proceeds from sale of subordinated debentures                                         14,950
   Cash dividends                                                                        (1,964)           (1,730)
                                                                                      ---------          --------

               NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                                                  252,914            44,708
                                                                                      ---------          --------

                     INCREASE IN CASH
                        AND CASH EQUIVALENTS                                             53,296            11,552

Cash and cash equivalents at beginning of period                                         30,951            27,574
                                                                                      ---------          --------

                     CASH AND CASH EQUIVALENTS
                        AT END OF PERIOD                                              $  84,247          $ 39,126
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

SUMMARY OF EARNINGS
-------------------

      Consolidated net income for the third quarter of 1997 was $3,777,000, up $110,000 or 3.0% from the $3,667,000 earned during the third quarter of 1996. On a per share basis, net income was $.78, up from $.76 in the same period of the prior year. Greater net interest income and additional noninterest income were offset to a large extent by increased noninterest expenses. A larger provision for possible loan losses also reduced the benefits of the greater net interest earnings for the period.

      Net income for the first nine months of 1997 was $10,617,000, up $153,000 or 1.5% from $10,464,000 earned in the same period in 1996. On a per share basis, net income was $2.20, up from $2.17 earned in the first nine months of 1996. Increased net interest income and higher noninterest income was largely offset by greater noninterest expenses and a slightly higher provision for possible loan losses. Much of the increase in overhead costs was anticipated and was incurred to assist in the loan and deposit growth experienced thus far in 1997.

NET INTEREST INCOME
-------------------

      The following discussion and tables set forth the composition of average interest-earning assets and interest-bearing liabilities along with accompanying interest income, expense, yields and rates, on a tax-equivalent basis. The tax-equivalent adjustments were approximately $60,000, $62,000, $185,000 and $186,000 for the three months ended September 30, 1997 and 1996, and for the nine months ended September 30, 1997 and 1996, respectively. Net interest income on a tax equivalent basis, divided by average interest-earning assets, represents the Company's net interest margin.


Three months ended September 30, 1997 and 1996
----------------------------------------------

      Total tax-equivalent interest income for the three months ended September 30, 1997 was $25,659,000, up $5,063,000 as compared to the same period in 1996. The $153 million increase in the volume of average loans outstanding was primarily responsible for the increase in interest earnings for the third quarter of 1997. Overall asset yields were 8.09% in the third quarter of 1997, down 9 basis points from the 8.18% earned in the same period in 1996. Most of the reduced overall asset yields resulted from the lower yields earned on additional available for sale securities. Funding the Company's loan growth and security acquisitions were the increased money market accounts generated from the mid-1997 money market deposit promotion.

      Total interest expense for the third quarter of 1997 was $14,978,000, up $4,379,000 from $10,599,000 in the third quarter of 1996. Adding to the effects of the increased volume of money market deposits were the increased rates paid on those deposits in 1997.

      Overall tax equivalent net interest income increased $684,000 as interest income rose $5.1 million and interest expense was up $4.4 million. The Company's net interest margin declined to 3.37% in the third quarter of 1997 from 3.97% in the same period in 1996 as the money market deposit promotion advanced deposit rates sharply ahead of prior year rates thereby reducing comparative overall net interest margins.


Nine months ended September 30, 1997 and 1996
---------------------------------------------

      Total tax-equivalent interest income for the first nine months of 1997 was $69,385,000, up $10,106,000 from $59,279,000 in the same period in 1996.
The $131 million increase in average loans was primarily responsible for generating the increase in interest earnings from 1996 to 1997. Further supplementing interest earnings were increased securities and short-term investment volumes. Overall earning asset yields were 8.26% for the first nine months of 1997, up slightly from 8.21% for the same period in 1996.

      Funding the Company's loan and total asset growth were increased deposits, primarily money market deposits and to a lesser extent certificates of deposits. Total interest expense for the first nine months of 1997 was $38,219,000, up $8,117,000 from $30,102,000 in the same period in 1996.
Greater money market and time deposits were largely responsible for the increased interest expense. In addition, the higher rates paid on nearly all fund sources, but most notably on money market accounts, also increased interest expense for the first nine months of 1997. Overall rates paid on total interest bearing liabilities increased to 5.18% from 4.78% in the first nine months of 1996.

      In summary, total tax-equivalent net interest income increased $1,989,000 as interest income improved by $10.1 million and interest expense grew $8.1 million. The Company's net interest margin for the first nine months of 1997 was 3.71%, down from 4.04% in the same period in 1996 primarily because of the increased rates paid on money market deposits during the 1997 promotion.

                                                AVERAGE, BALANCES, INTEREST AND RATES

                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                              -----------------------------------------------------------------------------
                                                                 1997                                   1996
                                              --------------------------------------    -----------------------------------
                                                                 INTEREST                              INTEREST
                                                AVERAGE          INCOME/      YIELD/      AVERAGE      INCOME/       YIELD/
                                                BALANCE          EXPENSE       RATE       BALANCE      EXPENSE        RATE
                                              -----------       ---------     ------    -----------    --------      ------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
    Loans<F1> <F2>
         Taxable                               $  848,674        $19,329       9.04%     $  696,023    $15,695        8.98%
         Tax-exempt<F3>
    Held to maturity securities
         Taxable                                   37,495            631       6.67          74,329      1,218        6.52
         Tax-exempt(3)                              7,589            196      10.35           7,490        203       10.83
    Available for sale securities                 324,676          4,911       6.01         210,616      3,282        6.21
    Trading account securities                      1,591             26       6.60             617          9        5.62
    Federal Funds sold and other short-
      term investments                             40,400            566       5.56          13,816        189        5.43
                                               ----------        -------                 ----------    -------
               Total interest-earning assets    1,260,425         25,659       8.09       1,002,891     20,596        8.18
                                                                 -------                               -------
Noninterest-earning assets:
    Cash and due from banks                        26,414                                    22,375
    Bank premises and equipment                    11,692                                    11,154
    Other assets                                   16,925                                    11,659
    Allowance for possible loan losses            (13,933)                                  (11,949)
                                               ----------                                ----------
               Total assets                    $1,301,523                                $1,036,130
                                               ==========                                ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    NOW accounts                               $   21,370        $    92       1.71%     $   20,525    $    89        1.71%
    Money market accounts                         569,964          7,791       5.42         326,658      3,411        4.15
    Savings deposits                               22,395            168       2.97          22,829        171        2.98
    Time deposits of $100,000 or more              36,037            487       5.37          35,802        472        5.25
    Other time deposits                           407,505          5,658       5.51         416,529      5,727        5.47
                                               ----------        -------                 ----------    -------
         Total interest-bearing deposits.       1,057,271         14,196       5.33         822,343      9,870        4.77
    Federal funds purchased, repurchase
      agreements and other short-term
      borrowings                                   41,486            505       4.83          52,182        675        5.15
    Capital Trust debentures                       14,950            277       7.42           2,700         54        8.00
                                               ----------        -------                 ----------    -------
         Total interest-bearing liabilities     1,113,707         14,978       5.34         877,225     10,599        4.81
                                                                 -------                               -------
Noninterest-bearing liabilities:
    Demand deposits                                97,847                                    82,779
    Other liabilities                               3,509                                     2,062
Shareholders' equity                               86,460                                    74,064
                                               ----------                                ----------
         Total liabilities and
           shareholders' equity                $1,301,523                                $1,036,130
                                               ==========                                ==========
         Net interest income                                     $10,681                               $ 9,997
                                                                 =======                               =======
         Net interest margin                                                   3.37%                                  3.97%
                                                                              =====                                  =====

------------------------------------
<F1> For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received.
<F2> Interest income on loans includes loan fees, which were not material to any period presented.
<F3> Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $60,000 and $62,000 for the three months ended September 30, 1997 and 1996, respectively.

                                                AVERAGE, BALANCES, INTEREST AND RATES

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                              -----------------------------------------------------------------------------
                                                                 1997                                   1996
                                              --------------------------------------    -----------------------------------
                                                                 INTEREST                              INTEREST
                                                AVERAGE          INCOME/       YIELD/     AVERAGE      INCOME/       YIELD/
                                                BALANCE          EXPENSE       RATE       BALANCE      EXPENSE        RATE
                                              -----------       ---------     ------    -----------    --------     -------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
    Loans<F1> <F2>
         Taxable                               $  794,870        $53,874        9.06%   $664,261        $44,867       9.02%
         Tax-exempt<F3>                                                                       23              1       8.60
    Held to maturity securities
         Taxable                                   43,738          2,213        6.76      69,244          3,420       6.60
         Tax-exempt(3)                              7,566            602       10.61       7,464            608      10.86
    Available for sale securities                 248,066         11,529        6.21     209,348          9,799       6.25
    Trading account securities                      1,008             51        6.80         830             38       6.08
    Federal Funds sold and other short-
      term investment                              27,094          1,116        5.51      13,410            546       5.44
                                               ----------        -------                --------        -------
            Total interest-earning assets       1,122,342         69,385        8.26     964,580         59,279       8.21
                                                                 -------                                -------
Noninterest-earning assets:
    Cash and due from banks                        26,335                                 22,239
    Bank premises and equipment                    11,827                                 10,289
    Other assets                                   15,487                                 11,183
    Allowance for possible loan losses            (13,244)                               (11,493)
                                               ----------                               --------
            Total assets                       $1,162,747                               $996,798
                                               ==========                               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    NOW accounts                               $   21,997        $   281        1.71%   $ 20,239        $   259       1.71%
    Money market accounts                         417,467         15,740        5.04     344,581         10,824       4.20
    Savings deposits                               22,866            507        2.96      22,494            501       2.97
    Time deposits of $100,000 or more              38,203          1,542        5.40      33,322          1,313       5.26
    Other time deposits                           418,288         17,325        5.54     378,695         15,572       5.49
                                               ----------        -------                --------        -------
            Total interest-bearing deposits       918,821         35,395        5.14     799,331         28,469       4.76
    Federal funds purchased, repurchase
      agreements and other short-term
      borrowings                                   55,759          2,130        5.11      39,063          1,471       5.03
    1992 debentures                                   890             54        8.09
    Capital trust debentures                       11,500            640        7.44       2,700            162       8.00
                                               ----------        -------                --------        -------
            Total interest-bearing liabilities    986,970         38,219        5.18     841,094         30,102       4.78
                                                                 -------                                -------
Noninterest-bearing liabilities:
    Demand deposits                                90,699                                 80,791
    Other liabilities                               2,841                                  2,480
Shareholders' equity                               82,237                                 72,433
                                               ----------                               --------
         Total liabilities and
           shareholders' equity                $1,162,747                               $996,798
                                               ==========                               ========
         Net interest income                                     $31,166                                $29,177
                                                                 =======                                =======
         Net interest margin                                                    3.71%                                 4.04%
                                                                               =====                                 =====

------------------------------
<F1>   For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received.
<F2>   Interest income on loans includes loan fees, which were not material to any period presented.
<F3>   Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $185,000 and $186,000 for the nine months ended September 30, 1997 and 1996, respectively.

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

                            CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES

                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           SEPTEMBER 30, 1997                 SEPTEMBER 30, 1997
                                                               COMPARED TO                        COMPARED TO
                                                           SEPTEMBER 30, 1996                 SEPTEMBER 30, 1996
                                                     ------------------------------     -------------------------------
                                                                INCREASE (DECREASE) ATTRIBUTABLE TO CHANGE IN:
                                                     ------------------------------------------------------------------
                                                                 YIELD/        NET                   YIELD/       NET
                                                     VOLUME       RATE       CHANGE     VOLUME        RATE      CHANGE
                                                     ------     --------     ------     -------     --------    -------
                                                                            (DOLLARS IN THOUSANDS)
INTEREST EARNED ON:
      Loans<F1> <F2>                                 $3,527     $   107      $3,634     $ 8,807     $   199     $ 9,006
      Held to maturity securities:
              Taxable                                  (615)         28        (587)     (1,288)         81      (1,207)
              Tax-exempt<F1>                              3         (10)         (7)          8         (14)         (6)
      Available for sale securities                   1,738        (109)      1,629       1,794         (64)      1,730
      Trading account securities                         15           2          17           9           4          13
      Federal funds sold and other short-
           term investments                             372           5         377         563           7         570
                                                     ------     -------      ------     -------     -------     -------
                      Total interest income           5,040          23       5,063       9,893         213      10,106
                                                     ------     -------      ------     -------     -------     -------

Interest paid on:
      NOW accounts                                        3                       3          22                      22
      Money market accounts                           3,104       1,276       4,380       2,527       2,389       4,916
      Savings                                            (2)         (1)         (3)          8          (2)          6
      Time deposits of $100,000 or more                   3          12          15         194          35         229
      Other time deposits                              (114)         45         (69)      1,612         141       1,753
      Federal funds purchased, repurchase
           agreements and other short-term
           borrowings                                   (40)       (130)       (170)        633          26         659
      Long-term borrowings                              112         111         223         266         266         532
                                                     ------     -------      ------     -------     -------     -------
                      Total interest expense          3,066       1,313       4,379       5,262       2,855       8,117
                                                     ------     -------      ------     -------     -------     -------
                      Net interest income            $1,974     $(1,290)     $  684     $ 4,631     $(2,642)    $ 1,989
                                                     ======     =======      ======     =======     =======     =======

-----------------------------------
<F1> Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The approximate tax equivalent adjustments were $60,000, $62,000, $185,000 and $186,000 for the three months ended
     September 30, 1997 and 1996, and for the nine months ended
     September 30, 1997 and 1996, respectively.

<F2> Average balances included nonaccrual loans.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

The provision for possible loan losses for the third quarter of 1997 was $1,100,000, up from $950,000 last year. For the first nine months of 1997 the provision for possible loan losses was $3,200,000, up from $2,900,000 for the same period last year. Strong loan growth during 1997 resulted in the need for a greater provision expense. The annualized ratio of net charge-offs to average loans for the first nine months of 1997 was .27%, down from .32% last year, while corresponding net loan charge-offs were $1,583,000 and $1,613,000, respectively.

The allowance for possible loan losses was $14.2 million or 1.65% of loans outstanding at September 30, 1997. This compares to $12.6 million or 1.73% at the end of 1996 and $12.1 million or 1.71% at September 30, 1997. In management's judgement, the allowance for possible loan losses is considered adequate to absorb potential losses in the loan portfolio.

The following table summarizes, for the periods indicated, activity in the allowance for possible loan losses:

                                   Summary of Loan Loss Experience and Related Information
                                   -------------------------------------------------------
                                                                    Three Months Ended             Nine Months Ended
                                                                  -----------------------       -----------------------
                                                                       September 30,                 September 30,
                                                                  -----------------------       -----------------------
                                                                    1997           1996           1997           1996
                                                                  --------       --------       --------       --------
                                                                                  (dollars in thousands)
Allowance for possible loan losses
        (beginning of period)                                     $ 13,662       $ 11,976       $ 12,624       $ 10,789
Loans charged off                                                     (707)        (1,127)        (2,051)        (2,332)
Recoveries of loans previously
   charged off                                                         186            277            468            719
                                                                  --------       --------       --------       --------
      Net loans charged off                                           (521)          (850)        (1,583)        (1,613)
                                                                  --------       --------       --------       --------
Provision for possible loan losses                                   1,100            950          3,200          2,900
                                                                  --------       --------       --------       --------
Allowance for possible loan losses
   (end of period)                                                $ 14,241       $ 12,076       $ 14,241       $ 12,076
                                                                  ========       ========       ========       ========

Loans outstanding:
   Average                                                        $848,674       $696,023       $794,870       $664,284
   End of period                                                   865,640        708,209        865,640        708,209

Ratio of allowance for possible
  loan losses to loans outstanding:
   Average                                                            1.68%          1.74%          1.79%          1.82%
   End of period                                                      1.65%          1.71%          1.65%          1.71%

Ratio of net charge-offs to
  average loans outstanding, annualized:                               .25            .48            .27            .32

The following table summarizes nonperforming  assets at the dates indicated:

                                                                  September 30,      December 31,     September 30,
                                                                       1997              1996              1996
                                                                  -------------      ------------     -------------
                                                                                (dollars in thousands)
Nonaccrual loans                                                     $  3,393          $  5,745          $  1,934
Loans past due 90 days or more                                            145               177               418
Restructured loans                                                        175               788               798
                                                                     --------          --------          --------
       Total nonperforming loans                                        3,713             6,710             3,150
Other real estate                                                       1,095               569               569
                                                                     --------          --------          --------
       Total nonperforming assets                                    $  4,808          $  7,279          $  3,719
                                                                     ========          ========          ========
Loans, net of unearned discount                                      $865,640          $731,019          $708,209
Allowance for possible loan
    losses to loans                                                      1.65%             1.73%             1.71%
Nonperforming loans to loans                                              .43               .92               .44
Allowance for possible loan losses
    to nonperforming loans                                             383.54            188.14            383.37
Nonperforming assets to loans
    and foreclosed assets                                                 .55               .99               .52


NONINTEREST INCOME
------------------
For the third quarter of 1997, total noninterest income was $1,471,000, up $340,000 from $1,131,000 in the same period in 1996. Increased service charges on depository accounts, greater trading profits and commissions, higher merchant credit card fees and operating lease income all contributed to the increased total noninterest income in 1997.

For the first nine months of 1997 total noninterest income was $4,018,000, up $340,000 from $3,678,000 in the first nine months of 1996. Net gains of $88,000 were realized on securities sales in the first nine months of 1997, down from gains on securities sales of $441,000 in the same period in 1996. Included were sales of securities classified as held to maturity which generated losses of $3,000 in 1996. These sales were sometimes done to fund the purchase of other securities or to meet various other needs, but sales of held to maturity securities were only done within 90 days of each specific security's maturity date. Other portions of 1997 noninterest income including service charges, merchant credit card fees and leasing income were all up from prior year levels. Limiting overall noninterest income increases were lower trading profits and commissions of $781,000, down from $990,000 in the first nine months of 1996. Most of the downturn was comprised of losses on the Bank's trading activities as overall commissions from customer activities were up from those of 1996.

NONINTEREST EXPENSE
-------------------

Total noninterest expense for the third quarter of 1997 was $5,102,000, up $611,000 from $4,491,000 in the third quarter of 1996. For the first nine months of 1997 total noninterest expenses were $15,222,000, up $1,688,000 from the same period in 1996. Greater personnel and related benefit costs and increased advertising costs associated with the money market deposit promotion were partially responsible for the 1997 increase in total overhead costs. Additional expenses related to the leasing and credit card merchant activities combined to further increase noninterest expense costs for the first nine months of 1997.

CAPITAL MANAGEMENT AND RESOURCES
--------------------------------

      As of September 30, 1997, the Company's total shareholders' equity was $87.9 million. New capital was provided by the Company's net earnings and minimally by the exercise of stock options. On April 1, 1997 the Company's 1992, 8% convertible debentures matured. Prior to maturity, all debenture holders elected to convert their debentures into 237,600 shares of the Company's common stock. Also supplementing 1997's shareholders' equity growth was the increase in the unrealized gains, net of tax, on available for sale securities. During the first nine months of 1997 the fair market values of the Company's available for sale securities increased from their acquisition values or their fair values at the end of 1996. Offsetting a portion of the Company's capital accumulation were the payments of cash dividends on common stock.

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

      These regulatory guidelines require that Tier I capital equal or exceed 4.00% of risk-weighted assets, and that the risk-based total capital ratio equal or exceed 8.00%. As of September 30, 1997 and December 31, 1996 the Company's Tier I capital was 11.20% and 10.20% of risk-weighted assets, and total risk-based capital was 12.45% and 11.45% of risk-weighted assets, respectively.

      The minimum acceptable ratio of Tier I capital to total assets, or leverage ratio, has been established at 3.00%. As of September 30, 1997 and December 31, 1996, the Company's leverage ratio was 7.82% and 7.20%, respectively.

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



                             MISSISSIPPI VALLEY BANCSHARES, INC.
                             ----------------------------------------------
                                         (Registrant)


Date:    November 6, 1997            /s/ Paul M. Strieker
         ----------------            --------------------------------------

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

                      MISSISSIPPI VALLEY BANCSHARES, INC.

                                 EXHIBIT INDEX

                                   FORM 10-Q


                  For the quarterly period ended September 30, 1997

                    Exhibit
                     Number                     Description of Exhibit
                    -------                     ----------------------
                       11                       Computation of Earnings
                                                    per Common Share

                       27                       Financial Data Schedule
