Form 10-K
period 1997-12-31
MISSISSIPPI VALLEY BANCSHARES INC
filed 1998-03-20
CIK 809352

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

   (Mark One)
      /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1997

      / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the fiscal period from ---------- to ---------

                        Commission file number 0-22008

                      MISSISSIPPI VALLEY BANCSHARES, INC.
------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Missouri                                  43-1336298
------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification No.)

700 Corporate Park Drive, St. Louis, Missouri                 63105
------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

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

                          Common Stock, $1 par value
              Floating Rate Cumulative Trust Preferred Securities
------------------------------------------------------------------------------
                               (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X     No
                                                     -----      ------
      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. -----

      As of February 27, 1998, 9,547,812 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $283,510,000 based upon the closing price of the common stock on the NASDAQ/NMS on February 27, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of Registrant's Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference in Parts I and II hereof.
2. Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held April 15, 1998 is incorporated by reference in Part III hereof.

                                    PART I
ITEM 1.     BUSINESS
-------     --------

GENERAL
-------

      The Company is a one-bank holding company headquartered in St. Louis County, Missouri engaged primarily in commercial lending through Southwest Bank of St. Louis (the "Bank"), which is the Company's sole active bank subsidiary. The Bank has been nationally recognized for its frequent practice of reducing its prime rate in advance of industry wide prime rate cuts. The Bank has five banking offices, all of which are located in the St. Louis metropolitan area ("St. Louis MSA"), the seventeenth largest metropolitan statistical area in the United States, with a population of approximately 2.5 million. Since acquiring the Bank in 1984, the Company has expanded the Bank's loan portfolio from $57 million to $847 million at December 31, 1997, or approximately $61 million per year. The Company has earned an average return on equity of 17.39% over the past five years.

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

      The Company's operating strategy has resulted in a higher cost of funds (and, consequently, a lower net interest margin) than other institutions within its market, due to its rate driven retail deposit gathering activities. For 1997 and 1996, the Company reported net interest margins of 3.73% and 4.01%, respectively.

      On the other hand, this operating strategy has also permitted the Company to achieve consistently lower overhead ratios than other comparable institutions by (i) operating a small number of offices with a per-office deposit base averaging $225 million as of December 31, 1997, (ii) emphasizing commercial loans, which tend to be larger in size than retail loans, (iii) employing an experienced staff, (iv) improving data processing and operational systems in order to increase productivity, and (v) outsourcing services where possible. For 1997 and 1996, the Company reported efficiency ratios (non interest expense divided by the sum of tax-equivalent net interest income plus noninterest income) of 43.03% and 41.25%, respectively. These ratios are significantly better than those of the Company's peers. The Company's ratio of average assets per employee, which was $5.22 million for 1997, has also been consistently better than the industry average.

THE BANK
--------

      For a description of the Bank and its operations, reference is made to "Financial Review" on pages 9 through 23 of the Company's Annual Report to Shareholders for the year ended December 31, 1997, which is incorporated herein by reference.

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

EMPLOYEES
---------

      As of December 31, 1997, the Company had no employees and the Bank had approximately 242 full-time equivalent employees. None of the employees of the Bank is subject to a collective bargaining agreement. The Company considers relationships with employees of the Bank to be good.

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

      Regulatory Risk.   The banking industry is heavily regulated.  These
regulations are intended to protect depositors, not shareholders. The Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation (the "FDIC") and the Missouri Division of Finance (the "Division of Finance"), while the Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "FRB"). The burden imposed by Federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. The banking industry continues to lose market share to competitors. In addition, legislative reactions to the problems of the thrift industry have increased the regulatory and supervisory requirements for financial institutions, which have resulted and will continue to result in increased operating expenses.

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

      Credit Risk.   The greatest risk facing lenders is generally credit
risk, that is, the risk of losing principal and interest due to a borrower's failure to perform according to the terms of the loan agreements. Although the Bank's net percentage of charge-offs have historically been lower than industry norms, it has a relatively high proportion of commercial loans. As of

December 31, 1997 the Bank had 19 customers who had outstanding loans and unfunded commitments exceeding $5 million.

      Exposure to Local Economic Conditions.   The Bank's concentration of
loans in the St. Louis MSA exposes it to risks resulting from changes in the local economy. While the Bank's market area for loans extends throughout most of eastern Missouri and southern Illinois, its lending operations are concentrated in the St. Louis MSA.

      As of December 31, 1997, 40.71% of the Bank's loans were secured by commercial real estate and 13.81% of the Bank's loans were secured by residential real estate. The percentage of loans secured by St. Louis MSA real estate is significant. A dramatic drop in St. Louis area real estate values would adversely affect the quality of loan portfolio.

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

ITEM  2.    PROPERTIES
--------    ----------

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

      The Bank's office on the corner of Kingshighway and Chippewa, approximately two miles from the main office, occupies an 1,865 square foot building on 2.83 acres of land purchased in 1997. This facility was entirely renovated in 1986 and has one ATM.

      In January, 1996 the Company purchased approximately 1.7 acres of land in Belleville, Illinois. The Company has obtained regulatory approval to establish a new Illinois bank and office on this site, which is located in the St. Louis MSA; the Belleville office would be the Company's first location outside Missouri. Construction began on the Belleville office in 1997 and is expected to be completed in the summer of 1998 with an opening and business operations beginning shortly thereafter. In 1996 the Bank also purchased two adjoining parcels of land of approximately 6.3 acres and 2.3 acres, respectively, in St. Louis County, Missouri. It is the Bank's intention to establish a new banking office at this location. It is also expected that the location will become the Company's new headquarters facility.

ITEM 3.     LEGAL PROCEEDINGS
-------     -----------------

      The Bank is from time to time a party to various legal actions arising in the normal course of business. Management believes that there is no proceeding threatened or pending against the Company or Bank, which, if determined adversely, would have a material effect on the business or financial position of the Company or the Bank.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------     ---------------------------------------------------

      There were no matters submitted to a vote of the security holders in the quarter ended December 31, 1997.

                                    PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------     -----------------------------------------------------------------
            MATTERS
            -------

      Reference is made to the information contained in the section entitled "Common Share Data" on page 8 and investor information on page 49 of the Company's Annual Report to Shareholders for the year ended December 31, 1997, which is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA
-------     -----------------------

      Reference is made to the information contained in the section entitled "Financial Review -- Selected Consolidated Financial Data" on page 9 of the Company's Annual Report to Shareholders for the year ended December 31, 1997, which is incorporated herein by reference.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------     ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

      Reference is made to information contained in the section entitled "Financial Review" on pages 9 through 23 of the Company's Annual Report to Shareholders for the year ended December 31, 1997, which is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------     -------------------------------------------

      Reference is made to the Consolidated Financial Statements and independent auditors report thereon contained on pages 24 through 46 of the Company's Annual Report to Shareholders for the year ended December 31, 1997, which are incorporated herein by reference.

ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------     ----------------------------------------------------

      Not applicable

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------    --------------------------------------------------

Reference is made to "Election of Directors" on pages 4 and 5 of the Company's definitive Proxy Statement dated March 10, 1998, which is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION
--------    ----------------------

Reference is made to "Executive Compensation" on pages 6 through 10 of the Company's definitive Proxy Statement dated March 10, 1998, which is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------    --------------------------------------------------------------

Reference is made to "Principal Shareholders" on pages 11 and 12 of the Company's definitive Proxy Statement dated March 10, 1998, which is incorporated herein by reference.

ITEM  13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------   ----------------------------------------------

Reference is made to "Certain Transactions" on page 10 of the Company's definitive Proxy Statement dated March 10, 1998, which is incorporated herein by reference.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 - K
--------    -----------------------------------------------------------------

      (a)   1.    Financial Statements.

                                                           Pages in 1997 Annual
                                                           Report to Shareholders
                                                           incorporated by reference
                                                           -------------------------
                  Report of Independent Auditors                       24
                  Consolidated Balance Sheets                          25
                  Consolidated Statements of Income                    26
                  Consolidated Statements of Changes
                        in Shareholders' Equity                        27
                  Consolidated Statements of Cash Flows                28
                  Notes to Consolidated Financial Statements           29 through 46

            2.    Financial Statement Schedules.

                        None.

            3.    Exhibits.

                        References made to "Exhibit Index," which is attached hereto and incorporated herein by reference.

      (b)   Registrant did not file any reports on Form 8-K during the quarter ended
            December 31, 1997.

                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:  MARCH 20, 1998
        --------------



                             MISSISSIPPI VALLEY BANCSHARES, INC.


                             By  /s/ Paul M. Strieker
                               -----------------------------------------------
                               Paul M. Strieker
                               Executive Vice President, Controller,
                               Assistant Secretary and Chief Financial Officer

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

     SIGNATURE                      TITLE                                     DATE
     ---------                      -----                                     ----
/s/ John T. Baumstark               Director                                  March 17, 1998
--------------------------------
John T. Baumstark

/s/ Andrew N. Baur                  Chairman and Chief Executive              March 13, 1998
--------------------------------    Officer of the Registrant and
Andrew N. Baur                      the Bank; Director

/s/ Linn H. Bealke                  President and Director of the             March 13, 1998
--------------------------------    Registrant; Vice Chairman of
Linn H. Bealke                      the Bank


--------------------------------    Director
Alice C. Behan

/s/ William H. T. Bush                                                        March 17, 1998
--------------------------------    Director
William H. T. Bush

/s/ Franklin J. Cornwell Jr.                                                  March 17, 1998
--------------------------------    Director
Franklin J. Cornwell Jr.

/s/ Theodore P. Desloge, Jr.                                                  March 16, 1998
--------------------------------    Director
Theodore P. Desloge, Jr.

/s/ Louis N. Goldring                                                         March 19, 1998
--------------------------------    Director
Louis N. Goldring



--------------------------------    Director
Richard T. Grote

/s/ Frederick O. Hanser                                                       March 13, 1998
--------------------------------    Director
Frederick O. Hanser

/s/ Donna D. Lambert                                                          March 13, 1998
--------------------------------    Director
Donna D. Lambert

/s/ Michael D. Latta                                                          March 17, 1998
--------------------------------    Director
Michael D. Latta

/s/ Mont S. Levy                                                              March 16, 1998
--------------------------------    Director
Mont S. Levy

/s/ Lewis B. Shepley                                                          March 16, 1998
--------------------------------    Director
Lewis B. Shepley

/s/ Paul M. Strieker                Executive Vice President,                 March 13, 1998
--------------------------------    Controller, Assistant Secretary
Paul M. Strieker                    and Chief Financial Officer of the
                                    Registrant; Executive Vice
                                    President of the Bank

                      MISSISSIPPI VALLEY BANCSHARES, INC.
                                 Exhibit Index
                                   Form 10-K
                                     1997


 Exhibit
 Number                             Description of Exhibit                                              Page
 ------                             ----------------------                                              ----
   3.1      Restated Articles of Incorporation of Registrant and all amendments thereto, incorporated  by reference to Exhibit 3.2 to the Company's
            Annual Report on Form 10-K for its fiscal year ended December 31, 1993.

   3.2      By-Laws of Registrant, incorporated by reference to Exhibit 3.2 to the Company's
            Annual Report on Form 10-K for its fiscal year ended December 31, 1993

   4.1      Certificate of Designations for Perpetual Preferred Stock, Series 1993,
            incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-61692

   4.2 Form of 8% Subordinated Convertible Debenture Due 1997, incorporated by reference to Exhibit 4.2 to Registration Statement No. 33-61692

   4.3.1    Mississippi Valley Bancshares, Inc. 1988 Stock Option Plan (Five-Year Options),
            incorporated by reference to Exhibit 4.6.1 to Registration Statement No. 33-61692

   4.3.2    Mississippi Valley Bancshares, Inc. 1991 Stock Option Plan (Five-Year Options),
            incorporated by reference to Exhibit 4.6.2 to Registration Statement No. 33-71760

   4.3.2a   Amendment dated January 18, 1995 to the Mississippi Valley Bancshares,
            Inc. 1991 Stock Option Plan (Five-Year Options), incorporated by reference to Exhibit 4.4.2a to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1994

   4.3.3    Form of Five-Year Option Agreement, incorporated by reference to
            Exhibit 4.6.3 to Registration Statement No. 33-71760

   4.4.1    Indenture dated March 5, 1997 between the Company and State Street Bank and Trust
            Company relating to Floating Rate Debentures due 2027; incorporated by reference to the Company's Registration Statement No. 333-22055 on Form S-3.




 Exhibit
 Number                             Description of Exhibit                                              Page
 ------                             ----------------------                                              ----
   4.4.2    Form of Subordinated Debenture (included as an Exhibit to Exhibit 4.4.1), incorporated by reference to the Company's Registration Statement No. 333-22055
            on Form S-3.

   4.4.3    Certificate of Trust of MVBI Capital Trust dated February 14, 1997, incorporated by reference to the Company's Registration Statement No. 333-22055 on Form S-3.

   4.4.4    Trust Agreement dated February 14, 1997 between the Company, Wilmington Trust
            Company and the Trustees, incorporated by reference to the Company's Registration
            Statement No. 333-22055 on Form S-3.

   4.4.5    MVBI Capital Trust Amended and Restated Trust Agreement, incorporated by reference to the Company's Registration Statement No. 333-22055 on Form S-3.

   4.4.6    Preferred Securities Guarantee Agreement between the Company and State Street
            Bank and Trust Company.

   10.1     Purchase Agreement Dated March 31, 1993 for Series 1993 Preferred Stock,
            incorporated by reference to Exhibit 10.1 to Registration Statement No. 33-61692

   10.2.1   Management Retention Agreement between the Bank and Stephen P. Marsh, incorporated by reference to Exhibit 10.2.1 to Registration Statement No. 33-61692

   10.2.2   Management Retention Agreement between the Bank and Paul M. Strieker, incorporated by reference to Exhibit 10.2.2 to the Company's Annual Report on Form 10-K for
            its fiscal year ended December 31, 1993.

   10.2.3   Consulting Agreement between the Bank, Company and Andrew N. Baur

   10.2.4   Consulting Agreement between the Bank, Company and Linn H. Bealke

   10.2.5   Southwest Bank of St. Louis Supplemental Retirement Plan

   10.3.1   Clayton Corporate Park Standard Office Lease dated December 23, 1988, between the
            Forsythe Group, Inc. and the Bank, incorporated by reference to Exhibit 10.3.1 to
            Registration Statement No. 33-61692




 Exhibit
 Number                             Description of Exhibit                                              Page
 ------                             ----------------------                                              ----
   10.3.2   First Amendment to Clayton Corporate Park Standard Office Lease dated August 31,
            1989, between The Forsythe Group, Inc. and the Bank, incorporated by reference to
            Exhibit 10.3.2 to Registration Statement No. 33-61692

   10.4     Promissory Note dated June 5, 1997, in the principal amount of $10,000,000, by
            Registrant in favor of  Norwest Bank Minnesota, N.A.

   13.      Registrant's Annual Report to Shareholders for the year ended December 31, 1997
            (only those portions of such Annual Report as are incorporated by reference in
            Parts I and II hereof shall be deemed a part of this Report)

   21.      Subsidiaries of the Registrant, incorporated by reference to Exhibit 22.1 to
            Registration Statement No. 33-61692

   23.      Consent of Independent Accountants

   24.      Power of Attorney is contained on page 10 and 11 hereof