Form 10-Q
period 1998-03-31
MISSISSIPPI VALLEY BANCSHARES INC
filed 1998-05-13
CIK 809352

                                   FORM 10-Q

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1998
                               -------------------------------------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                        to
                               --------------------        ---------------------

                     Commission file number        0-22008
                                               ---------------

                      MISSISSIPPI VALLEY BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      MISSOURI                                 43-1336298
---------------------------------------------------    -------------------------
          (State or other jurisdiction of                   (I.R.S. Employer
           incorporation or organization)                 Identification No.)

   700 Corporate Park Drive, St. Louis, Missouri                 63105
---------------------------------------------------    -------------------------
      (Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code)        (314) 268-2580
                                                       -------------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.         Yes     X      No         .
                      -------       -------


      INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE
ISSUER'S CLASSES OF COMMON STOCK, AS OF APRIL 15, 1998:


   Common Stock, $1.00 par value                             9,550,412
   -----------------------------                        --------------------
               Class                                      Number of Shares

            THIS DOCUMENT CONSTITUTES PART OF A PROSPECTUS COVERING SECURITIES THAT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933.

                      MISSISSIPPI VALLEY BANCSHARES, INC.
                      -----------------------------------

                                     INDEX
                                     -----
                                                                                          Page No.
                                                                                          --------
PART I.     FINANCIAL INFORMATION
            -------------------------

            ITEM 1. Financial Statements

                    Condensed Consolidated Balance Sheets --
                      March 31, 1998 and December 31, 1997                                    3

                    Condensed Consolidated Statements of
                      Income -- Quarters Ended March 31, 1998
                      and March 31, 1997                                                      4

                    Consolidated Statements of Changes in
                      Shareholders' Equity -- Three Months
                      Ended March 31, 1998 and March 31, 1997                                 5

                    Condensed Consolidated Statements of
                      Cash Flows -- Three Months Ended
                      March 31, 1998 and March 31, 1997                                       6

                    Notes to Condensed Consolidated
                      Financial Statements                                                    7


            ITEM 2. Management's Discussion and Analysis
                      of Results of Operations and
                      Financial Condition                                                   8-14


PART II.    OTHER INFORMATION
            -------------------------

            ITEM 6. Exhibits and Reports on Form 8-K                                         15

SIGNATURE                                                                                    16
---------

EXHIBIT INDEX                                                                                17
-------------

PART I.  FINANCIAL INFORMATION
------------------------------

 ITEM 1.                                       FINANCIAL STATEMENTS
---------                                      --------------------
                                       MISSISSIPPI VALLEY BANCSHARES, INC.
                                       -----------------------------------

                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                      -------------------------------------
                                                                               March 31,              December 31,
                                                                                 1998                     1997
                                                                                                      (Derived from
                                                                              (Unaudited)          Audited Statements)
                                                                              -----------          -------------------
                                                                                       (dollars in thousands)
ASSETS
------
   Cash and due from banks                                                     $   25,333              $   28,532
   Federal funds sold                                                              46,650                  18,910
   Held to maturity securities
       (fair value of $53,610 and
       $59,649, respectively)                                                      52,208                  58,148
   Available for sale securities                                                  282,654                 317,768
   Trading account securities                                                          10                   1,251
   Loans, net of
       unearned income                                                            869,652                 847,091
   Allowance for possible loan losses                                              15,302                  14,892
                                                                               ----------              ----------
                Net loans                                                         854,350                 832,199
   Premises and equipment                                                          14,160                  13,482
   Other assets                                                                    51,703                  29,628
                                                                               ----------              ----------
                                    TOTAL ASSETS                               $1,327,068              $1,299,918
                                                                               ==========              ==========
LIABILITIES
-----------
   Deposits:
     Non-interest bearing                                                      $  100,325              $  109,949
     Interest bearing                                                           1,015,044               1,016,613
                                                                               ----------              ----------
           Total deposits                                                       1,115,369               1,126,562
   Securities sold under agreements
       to repurchase                                                               31,066                  32,700
   Other short-term borrowings                                                     32,211                  21,495
   Guaranteed preferred beneficial interests
       in subordinated debentures                                                  14,950                  14,950
   Other liabilities                                                               36,796                  11,104
                                                                               ----------              ----------
                               TOTAL LIABILITIES                                1,230,392               1,206,811
                                                                               ----------              ----------
SHAREHOLDERS' EQUITY
--------------------
   Common stock-par value $1
      Authorized 15,000,000 shares,
       issued and outstanding 9,549,212 in
       1998 and 9,519,212 in 1997                                                   9,549                   9,519
   Capital surplus                                                                 17,196                  17,561
   Retained earnings                                                               67,217                  63,541
   Accumulated other comprehensive
       income, net of tax                                                           2,714                   2,486
                                                                               ----------              ----------
                      TOTAL SHAREHOLDERS' EQUITY                                   96,676                  93,107
                                                                               ----------              ----------
                           TOTAL LIABILITIES AND
                            SHAREHOLDERS' EQUITY                               $1,327,068              $1,299,918
                                                                               ==========              ==========


See accompanying notes.

                                       MISSISSIPPI VALLEY BANCSHARES, INC.
                                       -----------------------------------
                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   -------------------------------------------
                                                   (UNAUDITED)
                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                 --------------------------------
                                                                                   1998                    1997
                                                                                 --------                --------
Interest income:
    Interest and fees on loans                                                    $18,842                 $15,920
    Held to maturity securities:
       Taxable                                                                        750                     844
       Tax-exempt                                                                     152                     141
    Available for sale securities                                                   5,231                   3,426
    Other                                                                             177                     169
                                                                                  -------                 -------
                           TOTAL INTEREST INCOME                                   25,152                  20,500
                                                                                  -------                 -------

Interest expense:
    Deposits                                                                       12,202                   9,813
    Short-term borrowings                                                           1,005                     798
    Long-term borrowings                                                              288                     140
                                                                                  -------                 -------
                          TOTAL INTEREST EXPENSE                                   13,495                  10,751
                                                                                  -------                 -------
                             NET INTEREST INCOME                                   11,657                   9,749
Provision for possible loan losses                                                    900                     900
                                                                                  -------                 -------
                       NET INTEREST INCOME AFTER
              PROVISION FOR POSSIBLE LOAN LOSSES                                   10,757                   8,849
                                                                                  -------                 -------
Other income:
    Service charges                                                                   470                     441
    Securities gains/(losses), net on:
       Sales of held to maturity securities
       Sales of available for sale securities                                         172                     108
    Trading profits and commissions                                                   422                     206
    Other                                                                             655                     509
                                                                                  -------                 -------
                                                                                    1,719                   1,264
                                                                                  -------                 -------
Other expenses:
    Employee compensation and
       other benefits                                                               3,002                   2,427
    Net occupancy                                                                     312                     288
    Equipment                                                                         310                     294
    Advertising                                                                       237                     167
    Other                                                                           1,696                   1,706
                                                                                  -------                 -------
                                                                                    5,557                   4,882
                                                                                  -------                 -------
                      INCOME BEFORE INCOME TAXES                                    6,919                   5,231
Income taxes                                                                        2,479                   1,888
                                                                                  -------                 -------
                                      NET INCOME                                  $ 4,440                 $ 3,343
                                                                                  =======                 =======

Earnings per common share:
          Basic                                                                   $   .47                 $   .37
          Diluted                                                                 $   .45                 $   .35

See accompanying notes.


                                          MISSISSIPPI VALLEY BANCHSHARES, INC.
                                          ------------------------------------
                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                               ----------------------------------------------------------
                                                      (UNAUDITED)
                                                                                   Unrealized Gain,   Total
                                        Common Stock                                  (Loss) on       Share-
                                        ------------         Capital   Retained     Available for    holders'  Comprehensive
                                    Shares        Amount     Surplus   Earnings    Sale Securities    Equity       Income
                                   --------      --------   --------- ----------  ------------------ -------- ---------------
                                              (dollars in thousands)
BALANCE AT JANUARY 1, 1997         9,033,912      $9,034     $15,235    $51,159        $   521       $75,949

     Net income                                                           3,343                        3,343      $ 3,343
     Issuance of common
        stock                          1,600           2          10                                      12
     Cash dividends on:
        common stock                                                       (633)                        (633)
     Other comprehensive income
        (loss), net of tax
        Unrealized loss,
          on available
          for sale securities                                                           (1,733)       (1,733)      (1,733)
                                   ---------      ------     -------    -------        -------       -------      -------

BALANCE AT MARCH 31, 1997          9,035,512      $9,036     $15,245    $53,869        $(1,212)      $76,938
                                   =========      ======     =======    =======        =======       =======

Comprehensive Income                                                                                              $ 1,610
                                                                                                                  =======

BALANCE AT JANUARY 1, 1998         9,519,212      $9,519     $17,561    $63,541        $ 2,486       $93,107

     Net income                                                           4,440                        4,440      $ 4,440
     Issuance of common
        stock                         57,000          57         447                                     504
     Treasury stock purchased        (27,000)        (27)       (812)                                   (839)
     Cash dividends on:
        common stock                                                       (764)                        (764)
     Other comprehensive income,
         net of tax
       Unrealized gain,
          on available
          for sale securities                                                              228           228          228
                                   ---------      ------     -------    -------        -------       -------      -------

BALANCE AT MARCH 31, 1998          9,549,212      $9,549     $17,196    $67,217        $ 2,714       $96,676
                                   =========      ======     =======    =======        =======       =======

Comprehensive Income                                                                                              $ 4,668
                                                                                                                  =======


See accompanying notes.



                                       MISSISSIPPI VALLEY BANCSHARES, INC.
                                       -----------------------------------
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 -----------------------------------------------
                                                   (UNAUDITED)
                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                 --------------------------------
                                                                                   1998                    1997
                                                                                 --------                --------
                                                                                      (dollars in thousands)
OPERATING ACTIVITIES
--------------------
   Net income                                                                    $  4,440                $  3,343
   Adjustments to reconcile net income to net
      cash provided by operating activities:
       Provision for possible loan losses                                             900                     900
       Provision for depreciation and amortization                                    417                     329
       Accretion of discounts and amortization of
          premiums on securities                                                       85                    (335)
       Realized securities gains, net                                                (172)                   (108)
       Net decrease (increase) in trading account securities                        1,241                    (283)
       Increase in interest receivable                                               (181)                   (620)
       Increase (decrease) in interest payable                                         (1)                    321
       Other, net                                                                   3,524                    (776)
                                                                                 --------                --------
            NET CASH PROVIDED BY
               OPERATING ACTIVITIES                                                10,253                   2,771
                                                                                 --------                --------

INVESTING ACTIVITIES
--------------------
   Proceeds from maturities of held to maturity securities                          6,000                   6,000
   Purchases of held to maturity securities                                                                (2,033)
   Purchases of available for sale securities                                     (22,897)                (53,901)
   Proceeds from maturities of available for sale securities                                               64,000
   Proceeds from sales and paydowns of
     available for sale securities                                                 58,388                   1,704
   Purchases of premises and equipment                                               (942)                   (559)
   Increase in loans outstanding, net                                             (23,051)                (35,875)
                                                                                 --------                --------
            NET CASH PROVIDED BY (USED IN)
                INVESTING ACTIVITIES                                               17,498                 (20,664)
                                                                                 --------                --------

FINANCING ACTIVITIES
--------------------
   Net decrease in deposits                                                       (11,193)                (12,791)
   Net increase in repurchase agreements
      and other short-term borrowings                                               9,082                  18,472
   Proceeds from sale of common stock                                                 504                      12
   Purchase of treasury stock                                                        (839)
   Proceeds from sale of subordinated debentures                                                           14,950
   Cash dividends                                                                    (764)                   (633)
                                                                                 --------                --------
            NET CASH PROVIDED BY (USED IN)
                FINANCING ACTIVITIES                                               (3,210)                 20,010
                                                                                 --------                --------
                  INCREASE IN CASH
                    AND CASH EQUIVALENTS                                           24,541                   2,117

Cash and cash equivalents at beginning of period                                   47,442                  30,951
                                                                                 --------                --------
                  CASH AND CASH EQUIVALENTS
                     AT END OF PERIOD                                            $ 71,983                $ 33,068
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

2.    In 1997, the Financial Accounting Standards Board (FASB) issued SFAS
No. 130, Reporting Comprehensive Income, that established standards for the
         ------------------------------
reporting and display of comprehensive income and its components. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet. This Statement is effective for 1998 and requires reclassification of financial statements for prior periods as well. Following is a summary of other comprehensive income components and related income tax effects:

                                                       For the Three Months Ended March 31, 1998
                                                       -----------------------------------------
                                                           Before-Tax                 Tax                  Net-of-Tax
                                                             Amount                 Expense                  Amount
                                                           ----------               -------                ----------
                                                                             (dollars in thousands)
Unrealized gains on available
     for sale securities                                      $523                    $183                    $340

Less: reclassification adjustment
     for gains realized in net
     income                                                    172                      60                     112
                                                              ----                    ----                    ----

Net unrealized gains                                           351                     123                     228
                                                              ----                    ----                    ----

Other comprehensive income                                    $351                    $123                    $228
                                                              ====                    ====                    ====

                                                      For the Three Months Ended March 31, 1997
                                                      -----------------------------------------
                                                                                     Tax
                                                         Before-Tax                Expense               Net-of-Tax
                                                           Amount                 (Benefit)                Amount
                                                         ----------               ---------              ----------
                                                                           (dollars in thousands)
Unrealized gains (losses) on
     available for sale securities                        $(2,558)                  $(895)                $(1,663)

Less: reclassification adjustment
     for gains realized in net
     income                                                   108                      38                      70
                                                          -------                   -----                 -------

Net unrealized loss                                        (2,666)                   (933)                 (1,733)
                                                          -------                   -----                 -------
Other comprehensive
     income (loss)                                        $(2,666)                  $(933)                $(1,733)
                                                          =======                   =====                 =======

ITEM 2.
-------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          -----------------------------------------------
               OF OPERATIONS AND FINANCIAL CONDITION
               -------------------------------------

      The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1997.

SUMMARY OF EARNINGS
-------------------

      Consolidated net income for the first quarter of 1998 was $4,440,000, up $1,097,000 or 32.8% from the $3,343,000 earned during the first quarter of 1997. On a per share basis, net income was $.45, up 28.6% from $.35 in the same period of the prior year. The improved performance was due primarily to higher net interest income.

      For the quarter, the Company's return on average assets was 1.37%, compared to 1.27% in the first quarter of 1997. The Company's return on equity was 18.39%, up from 17.19% in the first three months of 1997. Total assets at March 31, 1998 were $1.327 billion, total loans were $870 million and deposits were $1.115 billion at the Company's five banking locations. At March 31, 1998, total equity capital was $96.7 million, or 7.28% of assets, up from $76.9 million at the end of 1997.

NET INTEREST INCOME
-------------------

      The following discussion and tables set forth the composition of average interest-earning assets and interest-bearing liabilities along with accompanying interest income, expense, yields and rates, on a tax-equivalent basis. The tax-equivalent adjustments were approximately $68,000 and $62,000, for the three months ended March 31, 1998 and 1997, respectively. Net interest income on a tax equivalent basis, divided by average interest-earning assets, represents the Company's net interest margin.


Three months ended March 31, 1998 and 1997
------------------------------------------

      Total tax-equivalent interest income for the three months ended March 31, 1998 was $25,220,000, up $4,658,000 as compared to the same period in 1997. The $125 million increase in the volume of average loans outstanding combined with the $115 million increase in investment securities were primarily responsible for the increased interest earnings. Overall changes in asset yields had no significant impact on total interest earnings.
Overall asset yields were 8.12% in the first quarter of 1998, down slightly from 8.20% in the same period in 1997. Funding most of the Company's asset growth was a $188 million net increase in average deposits. Money market deposits grew $281 million while certificates of deposit declined $95 million compared to the first three months of 1997. Short and long term borrowings, non-interest bearing deposits and shareholders' equity provided the remainder of the funding used to support the comparative average asset growth in the first three months of 1998.

      Total interest expense for the first quarter of 1998 was $13,495,000, up $2,744,000 from $10,751,000 in the first quarter of 1997. The greater money market deposits and higher rates paid on those deposits were primarily responsible for the increased interest expense. Reducing the impact of the money market accounts were the lower level of average time deposits. Overall rates paid on total interest-bearing liabilities rose to 4.97% from 4.91% in the first quarter of 1997.

      Total tax-equivalent net interest income increased $1,914,000 as interest income growth exceeded that of interest expense. The Company's net interest margin was 3.77% in the first quarter of 1998, down from 3.90% in the same period in 1997 due to the combination of reduced asset yields earned and higher liability rates paid.

                                         AVERAGE, BALANCES, INTEREST AND RATES
                                                                THREE MONTHS ENDED MARCH 31,
                                     -----------------------------------------------------------------------------------
                                                       1998                                       1997
                                     ----------------------------------------    ---------------------------------------
                                                      INTEREST                                     INTEREST
                                       AVERAGE         INCOME/        YIELD/        AVERAGE         INCOME/      YIELD/
                                       BALANCE         EXPENSE         RATE         BALANCE         EXPENSE       RATE
                                     -----------     -----------     --------    -------------    -----------   --------
                                                       (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans<F1><F2>
      Taxable                        $  850,403        $18,842         8.97%      $  724,908        $15,920       8.89%
      Tax-exempt<F3>
  Held to maturity securities
      Taxable                            47,530            750         6.36           50,135            844       6.83
      Tax-exempt<F3>                      8,538            220        10.32            7,541            203      10.75
  Available for sale securities         337,041          5,231         6.26          220,035          3,426       6.28
  Trading account securities                867             15         7.23              711             14       8.16
  Federal Funds sold and other
    short-term investments               11,722            162         5.60           11,938            155       5.28
                                     ----------        -------                    ----------        -------
           Total interest-earning
             assets                  $1,256,101         25,220         8.12%       1,015,268         20,562       8.20%
                                                       -------                                      -------
Noninterest-earning assets:
  Cash and due from banks                23,900                                       24,484
  Bank premises and equipment            13,848                                       11,844
  Other assets                           21,724                                       14,003
  Allowance for possible loan
    losses                              (15,019)                                     (12,642)
                                     ----------                                   ----------
           Total assets              $1,300,554                                   $1,052,957
                                     ==========                                   ==========

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing liabilities:
  NOW accounts                       $   23,887        $   101         1.72%      $   22,509        $    95       1.71%
  Money market accounts                 587,055          6,907         4.77          305,563          3,151       4.18
  Savings deposits                       23,501            172         2.97           23,192            170       2.97
  Time deposits of $100,000 or
    more                                 33,819            449         5.39           39,349            530       5.47
  Other time deposits                   338,016          4,573         5.49          427,788          5,867       5.56
                                     ----------        -------                    ----------        -------
      Total interest-bearing
        deposits                      1,006,278         12,202         4.92          818,401          9,813       4.86
  Federal funds purchased,
    repurchase agreements and
    other short-term borrowings          79,928          1,005         5.08           62,991            798       5.11
  Convertible debentures                                                               2,700             54       8.00
  Capital trust debentures               14,950            288         7.70            4,485             86       7.68
                                     ----------        -------                    ----------        -------
       Total interest-bearing
         liabilities                  1,101,156         13,495         4.97%         888,577         10,751       4.91%
                                                       -------                                      -------
Noninterest-bearing liabilities:
  Demand deposits                        98,050                                       83,712
  Other liabilities                       4,794                                        2,900
Shareholders' equity                     96,554                                       77,768
                                     ----------                                   ----------
       Total liabilities and
         shareholders' equity        $1,300,554                                   $1,052,957
                                     ==========                                   ==========
       Net interest income                             $11,725                                      $ 9,811
                                                       =======                                      =======
       Net interest margin                                             3.77%                                      3.90%
                                                                      =====                                      =====

--------------------
<F1>  For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received.
<F2>  Interest income on loans includes loan fees, which were not material to any period presented.
<F3>  Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $68,000 and $62,000 for the three months ended March 31, 1998 and 1997, respectively.

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

                          CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES
                                                                                THREE MONTHS ENDED
                                                                                  MARCH 31, 1998
                                                                                   COMPARED TO
                                                                                  MARCH 31, 1997
                                                                --------------------------------------------------
                                                                  INCREASE (DECREASE) ATTRIBUTABLE TO CHANGE IN:
                                                                --------------------------------------------------
                                                                                    YIELD/                  NET
                                                                 VOLUME              RATE                  CHANGE
                                                                --------            ------                --------
                                                                              (DOLLARS IN THOUSANDS)
INTEREST EARNED ON:
      Loans<F1><F2>                                             $ 2,778             $ 144                 $ 2,922
      Held to maturity securities:
              Taxable                                               (41)              (53)                    (94)
              Tax-exempt<F1>                                         25                (8)                     17
      Available for sale securities                               1,816               (11)                  1,805
      Trading account securities                                      3                (2)                      1
      Federal funds sold and other short-
           term investments                                          (3)               10                       7
                                                                -------             -----                 -------
                      Total interest income                       4,578                80                   4,658
                                                                -------             -----                 -------

INTEREST PAID ON:
      NOW accounts                                                    5                 1                       6
      Money market accounts                                       3,256               500                   3,756
      Savings                                                         2                                         2
      Time deposits of $100,000 or more                             (73)               (8)                    (81)
      Other time deposits                                        (1,221)              (73)                 (1,294)
      Federal funds purchased, repurchase
           agreements and other short-term
           borrowings                                               192                15                     207
      Long-term borrowings                                           74                74                     148
                                                                -------             -----                 -------
                      Total interest expense                      2,235               509                   2,744
                                                                -------             -----                 -------
                      Net interest income                       $ 2,343             $(429)                $ 1,914
                                                                =======             =====                 =======

--------------------
<F1>  Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The approximate tax equivalent adjustment was $68,000 and $62,000 for the three months ended March 31, 1998 and 1997.

<F2>  Average balances included nonaccrual loans.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

The provision for possible loan losses for the first quarter of 1998 was $900,000, same as for the same period last year. The annualized ratio of net charge-offs to average loans for the first three months of 1998 was .23%, down from the first quarter last year. Net loan charge-offs were $490,000 and $532,000 for the first quarter of 1998 and 1997, respectively.

The allowance for possible loan losses was $15.3 million or 1.76% of loans outstanding at March 31, 1998. This compared to $14.9 million at the end of 1997 and $13.0 million, or 1.70% of loans at March 31, 1997. In management's judgement, the allowance for possible loan losses is considered adeqate to absorb potential losses in the loan portfolio.

The following table summarizes, for the periods indicated, activity in the allowance for possible loan losses:

                       Summary of Loan Loss Experience and Related Information
                       -------------------------------------------------------
                                                                               Three Months
                                                                              Ended March 31,
                                                                     --------------------------------
                                                                       1998                    1997
                                                                     --------                --------
                                                                          (dollars in thousands)
Allowance for possible loan losses
       (beginning of period)                                         $ 14,892                $ 12,624
Loans charged off                                                        (718)                   (655)
Recoveries of loans previously
     charged off                                                          228                     123
                                                                     --------                --------
             Net loans charged off                                       (490)                   (532)
                                                                     --------                --------
Provision for possible loan losses                                        900                     900
                                                                     --------                --------
Allowance for possible loan losses
     (end of period)                                                 $ 15,302                $ 12,992
                                                                     ========                ========

Loans outstanding:
       Average                                                       $850,403                $724,908
       End of period                                                  869,652                 776,362

Ratio of allowance for possible
    loan losses to loans outstanding:
       Average                                                           1.80%                   1.79%
       End of period                                                     1.76%                   1.70%

Ratio of net charge-offs to
    average loans outstanding, annualized:                                .23                     .29


The following table summarizes nonperforming assets at the dates indicated:

                                                         March 31,             December 31,              March 31,
                                                           1998                    1997                    1997
                                                         ---------             ------------              ---------
                                                               (dollars in thousands)
Nonaccrual loans                                         $  3,003                $  2,079                $  7,752
Loans past due 90 days or more
Restructured loans                                            131                     112                     168
                                                         --------                --------                --------
       Total nonperforming loans                            3,134                   2,191                   7,920
Other real estate                                             340                   1,421                     716
                                                         --------                --------                --------
       Total nonperforming assets                        $  3,474                $  3,612                $  8,636
                                                         ========                ========                ========
Loans, net of unearned discount                          $869,652                $847,091                $766,362
Allowance for possible loan
    losses to loans                                          1.76%                   1.76%                   1.70%
Nonperforming loans to loans                                  .36                     .26                    1.03
Allowance for possible loan losses
    to nonperforming loans                                 488.26                  679.69                  164.04
Nonperforming assets to loans
    and foreclosed assets                                     .40                     .43                    1.13


NONINTEREST INCOME
------------------
For the first quarter of 1998 total noninterest income was $1,719,000, up from $1,264,000 in the same period in 1997. Net realized securities gains of $172,000 in 1998 were up from net gains of $108,000 in the first quarter of 1997. Mark-to-market adjustments, as well as realized losses on interest-rate derivative trading activities reduced 1997 trading profits and commissions by approximately $195,000. Similar levels of write-downs and losses were not experienced in 1998. Larger investment department security sales commissions, additional service charges on deposit accounts and greater operating lease income further advanced total non-interest income in the first three months of 1998.


NONINTEREST EXPENSE
-------------------
Total noninterest expense for the first quarter of 1998 was $5,557,000, up $675,000 from $4,882,000 in the first three months of 1997. Additional personnel and merit increases were primarily responsible for the increased compensation and benefit costs in the first three months of 1998. Overall company growth in general also increased total other noninterest expense above prior year levels.

CAPITAL MANAGEMENT AND RESOURCES
--------------------------------

      As of March 31, 1998, the Company's total shareholders' equity was $96.7 million. New capital was provided by the Company's first quarter net earnings and by the exercise of stock options. Offsetting the Company's capital accumulation were the payments of cash dividends on common stock and the repurchase of 27,000 shares of common stock in connection with the Company's stock repurchase plan.

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

      These regulatory guidelines require that Tier 1 capital equal or exceed 4.00% of risk-weighted assets, and that the risk-based capital ratio equal or exceed 8.00%. As of March 31, 1998 and December 31, 1997 the Company's Tier 1 capital was 11.67% and 11.98% of risk-weighted assets, and total risk-based capital was 12.92% and 13.23% of risk-weighted assets, respectively.

      The minimum acceptable ratio of Tier 1 capital to total assets, or leverage ratio, has been established at 3.00%. As of March 31, 1998 and December 31, 1997, the Company's leverage ratio was 8.37% and 8.04%, respectively.

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

(b)   Reports on Form 8-K:   NONE

                                   SIGNATURE
                                   ---------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therunto duly authorized.




                              MISSISSIPPI VALLEY BANCSHARES, INC.
                              -----------------------------------
                                           (Registrant)


Date:  May 12, 1998           / s /  Paul M. Strieker
       ------------           --------------------------------------------------

                              Paul M. Strieker, Executive Vice President,
                              Controller and Chief Financial Officer and
                              Assistant Secretary (on behalf of the Registrant and as Principal Financial and Accounting Officer)

                     MISSISSIPPI  VALLEY  BANCSHARES,  INC.

                                 EXHIBIT  INDEX

                                   FORM  10-Q


                 For the quarterly period ended March 31, 1998


           Exhibit
            Number                        Description of Exhibit
           -------                        ----------------------
             3 (i)                        Amendment to the Articles
                                              of Incorporation

             3 (ii)                       Amendment to the By-Laws

            11                            Computation of Earnings
                                              per Common Share