Form 10-Q
period 1998-06-30
MISSISSIPPI VALLEY BANCSHARES INC
filed 1998-08-12
CIK 809352

                                FORM 10-Q

                              UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1998
                                 --------------------------------------------

                                   OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    --------------------

             Commission file number     0-22008
                                    ----------------------

                      MISSISSIPPI VALLEY BANCSHARES, INC.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              MISSOURI                                       43-1336298
------------------------------------------------       ----------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)


700 Corporate Park Drive, St. Louis, Missouri                  63105
------------------------------------------------       ----------------------
  (Address of principal executive offices)                   (Zip Code)


(Registrant's telephone number, including area code)       (314) 268-2580
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
                               ---        ---

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF AUGUST 3, 1998:


Common Stock, $1.00 par value                                9,584,412
-----------------------------                      -----------------------------
           Class                                         Number of Shares

      THIS DOCUMENT CONSTITUTES PART OF A PROSPECTUS COVERING
SECURITIES THAT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933.

                   MISSISSIPPI VALLEY BANCSHARES, INC.
                   -----------------------------------

                                  INDEX
                                  -----

                                                                              Page No.
                                                                              --------
PART I.     FINANCIAL INFORMATION
            ---------------------

            ITEM 1.  Financial Statements

                     Condensed Consolidated Balance Sheets --
                          June 30, 1998 and December 31, 1997                      3

                     Condensed Consolidated Statements of
                          Income -- Quarters Ended June 30, 1998
                          and June 30, 1997 and Six Months Ended
                          June 30, 1998 and June 30, 1997                          4

                     Consolidated Statements of Changes in
                          Shareholders' Equity -- Six Months
                          Ended June 30, 1998 and June 30, 1997                    5

                     Condensed Consolidated Statements of
                          Cash Flows -- Six Months Ended
                          June 30, 1998 and June 30, 1997                          6

                     Notes to Condensed Consolidated
                          Financial Statements                                     7


            ITEM 2.  Management's Discussion and Analysis
                          of Results of Operations and
                          Financial Condition                                   8-16


PART II.    OTHER INFORMATION
            -----------------

            ITEM 4.  Submission of Matters to a Vote of Security Holders          17

            ITEM 6.  Exhibits and Reports on Form 8-K                             17

SIGNATURE                                                                         18
---------

EXHIBIT INDEX                                                                     19
-------------


PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.
-------

                                                  FINANCIAL STATEMENTS
                                                  --------------------

                                           MISSISSIPPI VALLEY BANCSHARES, INC.
                                           -----------------------------------

                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                          -------------------------------------
                                                               June 30,                         December 31,
                                                                 1998                              1997
                                                                                               (Derived from
                                                              (Unaudited)                   Audited Statements)
                                                              -----------                   -------------------
                                                                         (dollars in thousands)
ASSETS
------
   Cash and due from banks                                    $   28,568                        $   28,532
   Federal funds sold                                             25,700                            18,910
   Held to maturity securities
     (fair value of $47,245 and
          $59,748, respectively)                                  45,734                            58,148
   Available for sale securities                                 292,872                           317,768
   Trading account securities                                        354                             1,251
   Loans, net of unearned income                                 891,799                           847,091
   Allowance for possible loan losses                             15,663                            14,892
                                                              ----------                        ----------
                      Net loans                                  876,136                           832,199
   Premises and equipment                                         15,920                            13,482
   Other assets                                                   26,799                            29,628
                                                              ----------                        ----------
                            TOTAL ASSETS                      $1,312,083                        $1,299,918
                                                              ==========                        ==========

LIABILITIES
-----------
   Deposits:
     Non-interest bearing                                     $  115,526                        $  109,949
     Interest bearing                                          1,018,927                         1,016,613
                                                              ----------                        ----------
          Total deposits                                       1,134,453                         1,126,562
   Securities sold under agreements
       to repurchase                                              30,700                            32,700
   Other short-term borrowings                                    22,625                            21,495
   Guaranteed preferred beneficial interests
       in subordinated debentures                                 14,950                            14,950
   Other liabilities                                               8,220                            11,104
                                                              ----------                        ----------

                            TOTAL LIABILITIES                  1,210,948                         1,206,811
                                                              ----------                        ----------
SHAREHOLDERS' EQUITY
--------------------
   Common stock-par value $1
     Authorized 20,000,000 shares,
       issued 9,582,412 in 1998
       and 9,519,212 in 1997                                       9,582                             9,519
   Capital surplus                                                17,536                            17,561
   Retained earnings                                              71,101                            63,541
   Unrealized gain on available
       for sale securities, net of tax                             2,916                             2,486
                                                              ----------                        ----------
       TOTAL SHAREHOLDERS' EQUITY                                101,135                            93,107
                                                              ----------                        ----------
       TOTAL LIABILITIES AND
                      SHAREHOLDERS' EQUITY                    $1,312,083                        $1,299,918
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


                                           MISSISSIPPI VALLEY BANCSHARES, INC.
                                           -----------------------------------
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                       -------------------------------------------
                                                       (UNAUDITED)

                                                            Quarter Ended                    Six Months Ended
                                                               June 30                            June 30
                                                     -------------------------           ------------------------
                                                      1998               1997              1998             1997
                                                     -------           -------           -------          -------
                                                            (dollars in thousands, except per share data)
Interest income:
    Interest and fees on loans                       $19,777           $18,625           $38,619          $34,545
    Held to maturity securities:
       Taxable                                           653               738             1,403            1,582
       Tax-exempt                                        151               140               303              281
    Available for sale securities                      4,299             3,192             9,530            6,618
    Other                                                591               406               768              575
                                                     -------           -------           -------          -------

                   TOTAL INTEREST INCOME              25,471            23,101            50,623           43,601
                                                     -------           -------           -------          -------

Interest expense:
    Deposits                                          12,325            11,387            24,527           21,200
    Short-term borrowings                                771               827             1,776            1,625
    Long-term borrowings                                 279               276               567              416
                                                     -------           -------           -------          -------

                  TOTAL INTEREST EXPENSE              13,375            12,490            26,870           23,241
                                                     -------           -------           -------          -------

                    NET INTEREST INCOME               12,096            10,611            23,753           20,360
Provision for possible loan losses                     1,000             1,200             1,900            2,100
                                                     -------           -------           -------          -------

            NET INTEREST INCOME AFTER
   PROVISION FOR POSSIBLE LOAN LOSSES                 11,096             9,411            21,853           18,260
                                                     -------           -------           -------          -------

Other income:
    Service charges                                      476               470               946              911
    Securities gains/(losses), net on:
       Sales of held to maturity securities
       Sales of available for sale securities            509               (20)              681               88
    Trading profits and commissions                      186               159               608              365
    Other                                                810               674             1,465            1,183
                                                     -------           -------           -------          -------
                                                       1,981             1,283             3,700            2,547
                                                     -------           -------           -------          -------

Other expenses:
    Employee compensation and
       other benefits                                  2,894             2,494             5,896            4,921
    Net occupancy                                        364               321               676              609
    Equipment                                            340               302               650              596
    Advertising                                          249               211               486              378
    Other                                              1,955             1,910             3,651            3,616
                                                     -------           -------           -------          -------
                                                       5,802             5,238            11,359           10,120
                                                     -------           -------           -------          -------

                 INCOME BEFORE INCOME TAXES            7,275             5,456            14,194           10,687
Income taxes                                           2,625             1,959             5,104            3,847
                                                     -------           -------           -------          -------

                                 NET INCOME          $ 4,650           $ 3,497           $ 9,090          $ 6,840
                                                     =======           =======           =======          =======

Earnings per common share:
          Basic                                      $   .48           $   .37           $   .95          $   .74
          Diluted                                    $   .47           $   .36           $   .92          $   .71

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

                                                                                     Unrealized Gain,  Total
                                          Common Stock                                  (Loss) on      Share-
                                          ------------          Capital    Retained    Available for   holders'  Comprehensive
                                       Shares        Amount     Surplus    Earnings   Sale Securities  Equity       Income
                                     ---------       ------     -------    --------   ---------------  --------  -------------
                                                   (dollars in thousands)

BALANCE AT JANUARY 1, 1997           9,033,912       $9,034     $15,235    $51,159         $  521     $ 75,949

     Net income                                                              6,840                       6,840      $6,840
     Issuance of common
        stock                            3,600            4          34                                     38
     1992 Debentures converted
        to common stock                475,200          474       2,226                                  2,700
     Cash dividends on:
        common stock                                                        (1,298)                     (1,298)
     Other comprehensive income
        (loss), net of tax
        Unrealized loss,
          on available
          for sale securities                                                                (538)        (538)       (538)
                                     ---------       ------     -------    -------         ------     --------      ------

BALANCE AT JUNE 30, 1997             9,512,712       $9,512     $17,495    $56,701         $  (17)    $ 83,691
                                     =========       ======     =======    =======         ======     ========

Comprehensive Income                                                                                                $6,302
                                                                                                                    ======

BALANCE AT JANUARY 1, 1998           9,519,212       $9,519     $17,561    $63,541         $2,486     $ 93,107

     Net income                                                              9,090                       9,090      $9,090
     Issuance of common
        stock                           90,200           90         787                                    877
     Treasury stock purchased          (27,000)         (27)       (812)                                  (839)
     Cash dividends on:
        common stock                                                        (1,530)                     (1,530)
     Other comprehensive income,
         net of tax
        Unrealized gain,
          on available
          for sale securities                                                                 430          430         430
                                     ---------       ------     -------    -------         ------     --------      ------

BALANCE AT JUNE 30, 1998             9,582,412       $9,582     $17,536    $71,101         $2,916     $101,135
                                     =========       ======     =======    =======         ======     ========

Comprehensive Income                                                                                                $9,520
                                                                                                                    ======

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

                                                                          Six Months Ended
                                                                               June 30,
                                                                      -------------------------
                                                                        1998             1997
                                                                      --------        ---------
                                                                        (dollars in thousands)
OPERATING ACTIVITIES
--------------------
   Net income                                                         $  9,090        $   6,840
   Adjustments to reconcile net income to net
      cash provided by operating activities:
       Provision for possible loan losses                                1,900            2,100
       Provision for depreciation and amortization                         859              734
       Accretion of discounts and amortization of
          premiums on securities                                           (15)            (600)
       Realized securities (gains) and losses, net                        (681)             (88)
       Net (increase) decrease in trading account securities               897           (1,239)
       Net (increase) decrease in interest receivable                      456           (1,093)
       Increase (decrease) in interest payable                            (229)             439
       Other, net                                                         (849)          (3,278)
                                                                      --------        ---------

                          NET CASH PROVIDED BY
                            OPERATING ACTIVITIES                        11,428            3,815
                                                                      --------        ---------

INVESTING ACTIVITIES
--------------------
   Proceeds from maturities of held to maturity securities              12,525           13,000
   Purchases of held to maturity securities                                              (2,033)
   Purchases of available for sale securities                          (96,104)        (123,411)
   Proceeds from maturities of available for sale securities            30,000           74,000
   Proceeds from sales and paydowns of
     available for sale securities                                      92,246           27,358
   Purchases of premises and equipment                                  (2,961)          (1,007)
   Increase in loans outstanding, net                                  (45,837)        (111,883)
                                                                      --------        ---------

                          NET CASH USED IN
                            INVESTING ACTIVITIES                       (10,131)        (123,976)
                                                                      --------        ---------

FINANCING ACTIVITIES
--------------------
   Net increase in deposits                                              7,891          176,049
   Net increase (decrease) in repurchase agreements
      and other short-term borrowings                                     (870)         (30,405)
   Proceeds from sale of subordinated debentures                                         14,950
   Proceeds from sale of common stock                                      877               38
   Purchase of treasury stock                                             (839)
   Cash dividends                                                       (1,530)          (1,298)
                                                                      --------        ---------

                          NET CASH PROVIDED BY
                            FINANCING ACTIVITIES                         5,529          159,334
                                                                      --------        ---------

                             INCREASE IN CASH
                              AND CASH EQUIVALENTS                       6,826           39,173

Cash and cash equivalents at beginning of period                        47,442           30,951
                                                                      --------        ---------

                             CASH AND CASH EQUIVALENTS
                              AT END OF PERIOD                        $ 54,268        $  70,124
                                                                      ========        =========

See accompanying notes.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

1. The condensed consolidated financial statements include the accounts of Mississippi Valley Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, Southwest Bank of St. Louis (the "Bank") and MVBI Capital Trust. Significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the entire year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

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

                       For the Six Months Ended June 30, 1998
                       --------------------------------------
                                        Before-Tax             Tax           Net-of-Tax
                                          Amount             Expense           Amount
                                        ----------           -------         ----------
                                                     (dollars in thousands)
Unrealized gains on available
     for sale securities                  $1,171              $410              $761

Less: reclassification adjustment
     for gains realized in net
     income                                  509               178               331
                                          ------              ----              ----

Net unrealized gains                         662               232               430
                                          ------              ----              ----

Other comprehensive income                $  662              $232              $430
                                          ======              ====              ====

                       For the Six Months Ended June 30, 1997
                       --------------------------------------
                                                             Tax
                                        Before-Tax         Expense          Net-of-Tax
                                          Amount          (Benefit)           Amount
                                        ----------        ---------         ----------
                                                    (dollars in thousands)
Unrealized gains (losses) on
     available for sale securities        $(147)            $ (52)            $ (95)

Less: reclassification adjustment
     for gains realized in net
     income                                 681               238               443
                                          -----             -----             -----
Net unrealized loss                        (828)             (290)             (538)
                                          -----             -----             -----

Other comprehensive
     income (loss)                        $(828)            $(290)            $(538)
                                          =====             =====             =====


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

SUMMARY OF EARNINGS
-------------------

      Consolidated net income for the second quarter of 1998 was $4,650,000, up $1,153,000 or 33.0% from the $3,497,000 earned during the second quarter of 1997. On a per share basis, net income was $.47, up from $.36 in the same period of the prior year. Greater net income was primarily a result of the increased net interest income. Increased non-interest income was largely offset by greater levels of non-interest expenses.

      Net income for the first half of 1998 was $9,090,000, up $2,250,000 or 32.9% from $6,840,000 earned for the first half of 1997. On a per share basis, net income was $.92, up from $.71 in the first half of 1997. Greater net interest income, the principal contributor to the improved earnings performance, was generated by increased loans outstanding and investment securities. The Company's loan loss provision was $1,900,000, down from $2,100,000 for the first six months of 1997 because overall loan growth for the first six months of 1998 was down from the level of growth in the same period of 1997. Non-interest income for the first six months of 1998 was $3,700,000, up from $2,547,000 in the same period in 1997. Increased gains on sales of available for sale securities and greater net trading profits and commissions were primarily responsible for the increased non-interest income. Total non-interest expenses were $11,359,000 for the first six months of 1998, up from $10,120,000 for the same period in 1997 due primarily to increased salaries and benefits.

      For the quarter and six months ended June 30, 1998, the Company's return on average assets was 1.44% and 1.40%, up from 1.24% and 1.25% in the same periods in 1997, respectively. At June 30, 1998, total equity capital was $101.1 million, up from $83.7 million at June 30, 1997 and $93.1 million at December 31, 1997. The Company's return on average equity was 18.67% and 18.53% for the quarter and six months ended June 30, 1998, up from 16.98% and 17.08% for the same periods in 1997, respectively.


NET INTEREST INCOME
-------------------

      The following discussion and tables set forth the composition of average interest-earning assets and interest-bearing liabilities along with accompanying interest income, expense, yields and rates, on a tax-equivalent basis. The tax-equivalent adjustments were approximately $68,000, $63,000, $136,000 and $124,000 for the three months ended June

30, 1998 and 1997, and for the six months ended June 30, 1998 and 1997, respectively. Net interest income on a tax equivalent basis, divided by average interest-earning assets, represents the Company's net interest margin.

Three months ended June 30, 1998 and 1997
-----------------------------------------

      Total tax-equivalent interest income for the three months ended June 30, 1998 was $25,539,000, up $2,376,000 as compared to the same period in 1997. The $79 million increase in the volume of average loans outstanding and $73 million increase in investment securities were primarily responsible for the increase in interest earnings for the second quarter of 1998. Overall asset yields were 8.17% in the second three months of 1998, down 36 basis points from the 8.53% earned in the same period in 1997. Reduced overall asset yields resulted from both lower loan and security yields in 1998. Funding the Company's loan and security growth were increased money market deposits which were raised primarily during the promotion in the last half of 1997.

      Total interest expense for the second quarter of 1998 was $13,375,000, up $886,000 from $12,489,000 in the second three months of 1997. Reducing the effects of the increased money market account interest expense were lower levels of time deposits and reduced rates paid on nearly all fund sources.

      Overall tax-equivalent net interest income increased $1,490,000 as interest income rose $2,376,000 and interest expense was up $886,000. The Company's net interest margin declined only slightly to 3.89% in the second quarter of 1998 from 3.93% in the same period in 1997.

Six months ended June 30, 1998 and 1997
---------------------------------------

      Total tax equivalent interest income for the first six months of 1998 was $50,759,000, up $7,034,000 from $43,725,000 in the same period in 1997.
The $102 million increase in average loans and $94 million increase in investment securities were responsible for generating the increase in interest earnings from 1997 to 1998. Slightly lower overall asset yields limited the increase in interest earnings. Overall asset yields were 8.14% for the first six months of 1998, down from 8.37% for the same period in 1997. Funding the asset growth in the first half of 1998 were the money market deposits raised during the promotion in the last half of 1997.

      Total interest expense for the first half of 1998 was $26,870,000, up $3,629,000 from $23,241,000 in the same period in 1997. Greater money market deposits were primarily responsible for the increased interest expense. Slightly lower overall total interest bearing liability rates and reduced time deposits outstanding offset a portion of the increased interest expense arising from greater money market accounts. Overall rates paid on total interest bearing liabilities declined to 4.94% from 5.08% in the first six months of 1997.

      In summary, total tax-equivalent net interest income increased $3,405,000 as interest income improved $7.0 million and interest expense grew $3.6 million. The Company's net interest margin for the first six months was 3.83%, down from 3.92% in the same period in 1997.

                                           AVERAGE BALANCES, INTEREST AND RATES

                                                                         THREE MONTHS ENDED JUN3 30,
                                                  -----------------------------------------------------------------------
                                                                  1998                                   1997
                                                  --------------------------------       --------------------------------
                                                                INTEREST                               INTEREST
                                                    AVERAGE     INCOME/     YIELD/        AVERAGE       INCOME/    YIELD/
                                                    BALANCE     EXPENSE      RATE         BALANCE       EXPENSE     RATE
                                                  ----------    -------     ------       ----------     -------    ------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
      Loans<F1><F2>
              Taxable                             $  888,423    $19,777      8.93%       $  809,670     $18,625     9.22%
              Tax-exempt<F3>
      Held to maturity securities
              Taxable                                 41,252        653      6.34            43,722         738     6.77
              Tax-exempt<F3>                           8,391        219     10.43             7,567         203    10.72
      Available for sale securities                  272,936      4,300      6.31           198,336       3,192     6.45
      Trading account securities                         625         10      6.61               713          12     6.88
      Federal Funds sold and other short-
          term investments                            42,071        580      5.53            28,631         393     5.49
                                                  ----------    -------                  ----------     -------
                Total interest-earning assets      1,253,698     25,539      8.17         1,088,639      23,163     8.53
                                                                -------                                 -------
Noninterest-earning assets:
      Cash and due from banks                         24,045                                 28,085
      Bank premises and equipment                     14,897                                 11,948
      Other assets                                    18,935                                 15,500
      Allowance for possible loan losses             (15,460)                               (13,142)
                                                  ----------                             ----------
                Total assets                      $1,296,115                             $1,131,030
                                                  ==========                             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
      NOW accounts                                $   25,409    $   109      1.72%       $   22,124     $    94     1.71%
      Money market accounts                          605,435      7,192      4.76           373,969       4,798     5.15
      Savings deposits                                24,204        177      2.93            23,021         169     2.95
      Time deposits of $100,000 or more               35,221        465      5.29            39,256         525     5.36
      Other time deposits                            325,709      4,382      5.40           419,795       5,800     5.54
                                                  ----------    -------                  ----------     -------
              Total interest-bearing deposits      1,015,978     12,325      4.87           878,165      11,386     5.20
      Federal funds purchased, repurchase
          agreements and other short-term
          borrowings                                  62,019        771      4.99            63,036         827     5.23
      Guaranteed Preferred Beneficial
          Interests in Subordinated Debentures        14,950        279      7.46            14,950         276     7.39
                                                  ----------    -------                  ----------     -------
              Total interest-bearing liabilities   1,092,947     13,375      4.91           956,151      12,489     5.24
                                                                -------                                 -------
Noninterest-bearing liabilities:
      Demand deposits                                101,209                                 90,385
      Other liabilities                                2,332                                  2,109
Shareholders' equity                                  99,627                                 82,385
                                                  ----------                             ----------
              Total liabilities and
                 shareholders' equity             $1,296,115                             $1,131,030
                                                  ==========                             ==========
              Net interest income                               $12,164                                 $10,674
                                                                =======                                 =======
              Net interest margin                                            3.89%                                  3.93%
                                                                            =====                                  =====

-------------------------

<F1> For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received.
<F2> Interest income on loans includes loan fees, which were not material to any period presented.
<F3> Information is presented on a tax-equivalent basis assuming a tax rate of
     35%. The tax-equivalent adjustments were approximately $68,000 and $63,000 for the three months ended June 30, 1998 and 1997, respectively.


                                           AVERAGE BALANCES, INTEREST AND RATES
                                                                          SIX MONTHS ENDED JUNE 30,
                                                  -----------------------------------------------------------------------
                                                                  1998                                   1997
                                                  --------------------------------       --------------------------------
                                                                INTEREST                                INTEREST
                                                   AVERAGE      INCOME/     YIELD/         AVERAGE      INCOME/    YIELD/
                                                   BALANCE      EXPENSE      RATE          BALANCE      EXPENSE     RATE
                                                  ----------    -------     ------       ----------     -------    ------
                                                                            (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
      Loans<F1><F2>
              Taxable                             $  869,518    $38,619      8.95%       $  767,523     $34,545     9.07%
              Tax-exempt<F3>
      Held to maturity securities
              Taxable                                 44,374      1,403      6.35            46,911       1,582     6.80
              Tax-exempt<F3>                           8,464        439     10.37             7,554         405    10.74
      Available for sale securities                  304,812      9,530      6.28           209,126       6,618     6.36
      Trading account securities                         745         26      6.97               712          25     7.03
      Federal Funds sold and other short-
           term investments                           26,980        742      5.50            20,330         550     5.43
                                                  ----------    -------                  ----------     -------
                Total interest-earning assets      1,254,893     50,759      8.14         1,052,156      43,725     8.37
                                                                -------                                 -------
Noninterest-earning assets:
      Cash and due from banks                         23,973                                 26,295
      Bank premises and equipment                     14,375                                 11,896
      Other assets                                    20,322                                 14,756
      Allowance for possible loan losses             (15,241)                               (12,894)
                                                  ----------                             ----------
                Total assets                      $1,298,322                             $1,092,209
                                                  ==========                             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
      NOW accounts                                $   24,652    $   210      1.72%       $   22,316     $   189     1.71%
      Money market accounts                          596,295     14,099      4.77           339,955       7,949     4.72
      Savings deposits                                23,855        349      2.95            23,106         339     2.96
      Time deposits of $100,000 or more               34,524        914      5.34            39,303       1,055     5.41
      Other time deposits                            331,828      8,955      5.44           423,769      11,667     5.55
                                                  ----------    -------                  ----------     -------
              Total interest-bearing deposits      1,011,154     24,527      4.89           848,449      21,199     5.04
      Federal funds purchased, repurchase
           agreements and other short-term
           borrowings                                 70,924      1,776      5.04            63,013       1,625     5.17
      Convertible debentures                                                                  1,343          54     8.00
       Guaranteed Preferred Beneficial
          Interests in Subordinated debentures        14,950        567      7.58             9,746         363     7.44
                                                  ----------    -------                  ----------     -------
              Total interest-bearing liabilities   1,097,028     26,870      4.94           922,551      23,241     5.08
                                                                -------                                 -------
Noninterest-bearing liabilities:
      Demand deposits                                 99,638                                 87,066
      Other liabilities                                3,557                                  2,502
Shareholders' Equity                                  98,099                                 80,090
                                                  ----------                             ----------
              Total liabilities and
                 shareholders' equity             $1,298,322                             $1,092,209
                                                  ==========                             ==========
              Net interest income                               $23,889                                 $20,484
                                                                =======                                 =======
              Net interest margin                                            3.83%                                  3.92%
                                                                            =====                                  =====

----------------------------

<F1> For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received.
<F2> Interest income on loans includes loan fees, which were not material to any period presented.
<F3> Information is presented on a tax-equivalent basis assuming a tax rate of
     35%. The tax-equivalent adjustments were approximately $136,000 and $124,000 for the six months ended June 30, 1998 and 1997, respectively.


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

                            CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES

                                                            THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                              JUNE 30, 1998                          JUNE 30, 1998
                                                               COMPARED TO                            COMPARED TO
                                                              JUNE 30, 1997                          JUNE 30, 1997
                                                     ----------------------------            ---------------------------
                                                                 INCREASE (DECREASE) ATTRIBUTABLE TO CHANGE IN:
                                                     -------------------------------------------------------------------
                                                                  YIELD/     NET                         YIELD/    NET
                                                      VOLUME       RATE    CHANGE            VOLUME       RATE   CHANGE
                                                     -------     -------  -------            ------      ------  -------
                                                                            (DOLLARS IN THOUSANDS)
INTEREST EARNED ON:
      Loans<F1><F2>                                  $ 1,755     $(603)   $ 1,152           $ 4,536      $(462)  $ 4,074
      Held to maturity securities:
              Taxable                                    (40)      (45)       (85)              (81)       (98)     (179)
              Tax-exempt<F1>                              21        (5)        16                48        (14)       34
      Available for sale securities                    1,178       (70)     1,108             2,996        (84)    2,912
      Trading account securities                          (2)                  (2)                1                    1
      Federal funds sold and other short-
           term investments                              184         3        187               185          7       192
                                                     -------     -----    -------           -------      -----   -------
                      Total interest income            3,096      (720)     2,376             7,685       (651)    7,034
                                                     -------     -----    -------           -------      -----   -------

INTEREST PAID ON:
      NOW accounts                                        14         1         15                20          1        21
      Money market accounts                            2,781      (387)     2,394             6,065         85     6,150
      Savings                                              9        (1)         8                11         (1)       10
      Time deposits of $100,000 or more                  (53)       (7)       (60)             (127)       (14)     (141)
      Other time deposits                             (1,274)     (144)    (1,418)           (2,485)      (227)   (2,712)
      Federal funds purchased, repurchase
           agreements and other short-term
           borrowings                                    (60)        4        (56)              144          7       151
      Long-term borrowings                                 1         2          3                75         75       150
                                                     -------     -----    -------           -------      -----   -------
                      Total interest expense           1,418      (532)       886             3,703        (74)    3,629
                                                     -------     -----    -------           -------      -----   -------
                      Net interest income            $ 1,678     $(188)   $ 1,490           $ 3,982      $(577)  $ 3,405
                                                     =======     =====    =======           =======      =====   =======


-----------------------
<F1> Information is presented on a tax-equivalent basis assuming a tax rate of
     35%. The approximate tax equivalent adjustments were $68,000, $63,000, $136,000 and $124,000 for the three months ended June 30, 1998 and 1997, and for the six months ended June 30, 1998 and 1997, respectively.

<F2> Average balances included nonaccrual loans.


PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------


The provision for possible loan losses for the second quarter of 1998 was $1,000,000, down from $1,200,000 last year. For the first half of 1998 the provision for possible loan losses was $1,900,000, down from $2,100,000 for the same period last year. Slightly higher net loan charge-offs and reduced loan growth during 1998 as compared to 1997 resulted in the lower provision expense. The annualized ratio of net charge-offs to average loans for the first half of 1998 was .26%, down from .28% last year, while corresponding net loan charge-offs were $1,129,000 and $1,062,000, respectively.

The allowance for possible loan losses was $15.7 million or 1.76% of loans outstanding at June 30, 1998. This compared to $14.9 million or 1.76% at the end of 1997, and $13.7 million or 1.62% at June 30, 1997. In management's judgement, the allowance for possible loan losses is considered adequate to absorb potential losses in the loan portfolio.

The following table summarizes, for the periods indicated, activity in the allowance for possible loan losses:

                          Summary of Loan Loss Experience and Related Information
                          -------------------------------------------------------
                                                       Three Months Ended            Six Months Ended
                                                            June 30,                      June 30,
                                                    -----------------------       -----------------------
                                                      1998           1997           1998           1997
                                                    --------       --------       --------       --------
                                                                    (dollars in thousands)

Allowance for possible loan losses
       (beginning of period)                        $ 15,302       $ 12,992       $ 14,892       $ 12,624
Loans charged off                                       (695)          (689)        (1,413)        (1,344)
Recoveries of loans previously
     charged off                                          56            159            284            282
                                                    --------       --------       --------       --------
             Net loans charged off                      (639)          (530)        (1,129)        (1,062)
                                                    --------       --------       --------       --------
Provision for possible loan losses                     1,000          1,200          1,900          2,100
                                                    --------       --------       --------       --------
Allowance for possible loan losses
     (end of period)                                $ 15,663       $ 13,662       $ 15,663       $ 13,662
                                                    ========       ========       ========       ========

Loans outstanding:
       Average                                      $888,423       $809,670       $869,518       $767,523
       End of period                                 891,799        841,840        891,799        841,840

Ratio of allowance for possible
    loan losses to loans outstanding:
       Average                                          1.76%          1.69%          1.80%          1.78%
       End of period                                    1.76           1.62           1.76           1.62

Ratio of net charge-offs to
    average loans outstanding, annualized:               .29            .26            .26            .28


     The following table summarizes nonperforming assets at the dates indicated:

                                                                   June 30,      December 31,    June 30,
                                                                     1998           1997           1997
                                                                   --------      ------------    --------
                                                               (dollars in thousands, except per share data)
Nonaccrual loans                                                   $  3,226       $  2,079       $  6,161
Loans past due 90 days or more                                                                        451
Restructured loans                                                      124            112            174
                                                                   --------       --------       --------
       Total nonperforming loans                                      3,350          2,191          6,786
Other real estate                                                       240          1,421            569
                                                                   --------       --------       --------
       Total nonperforming assets                                  $  3,590       $  3,612       $  7,355
                                                                   ========       ========       ========
Loans, net of unearned discount                                    $891,799       $847,091       $841,840
Allowance for possible loan
    losses to loans                                                    1.76%          1.76%          1.62%
Nonperforming loans to loans                                            .38            .26            .81
Allowance for possible loan losses
    to nonperforming loans                                           467.55         679.69         201.33
Nonperforming assets to loans
    and foreclosed assets                                               .40            .43            .87



NONINTEREST INCOME
------------------

For the second quarter of 1998 total noninterest income was $1,981,000, up from $1,283,000 in the same period in 1997. Net realized securities gains of $509,000 in 1998 compared to net securities losses of $20,000 in the second quarter of 1997 accounted for a large portion of the increase. Most other noninterest income categories were also up, though not as dramatically, in the second quarter of 1998.

For the first six months of 1998 total noninterest income was $3,700,000, up sharply from $2,547,000 in the first half of 1997. Net gains of $681,000 were realized on securities sales in the first half of 1998, up from gains on securities sales of $88,000 in the first half of 1997. Other portions of 1998 noninterest income including service charges, merchant credit card fees and leasing income were also up from prior year levels. Trading profits and commissions were $608,000 in the first half of 1997, up substantially from $365,000 in the same period in 1997. Overall commissions from customer activities were up in 1998 compared to 1997. Limiting 1997's trading earnings were losses on the Bank's trading activities of approximately $294,000. Mark-to-market adjustments on interest rate derivative trading activities reduced 1998 earnings by approximately $143,000.

NONINTEREST EXPENSE
-------------------

Total noninterest expense for the second quarter of 1998 was $5,802,000, up $564,000 from $5,238,000 in the second three months of 1997. For the first half of 1997 total noninterest expenses were $11,359,000, up $1,239,000 from the same period in 1997. Greater personnel and benefit costs were primarily responsible for the increased overhead costs. Increases were also experienced in most other categories of noninterest costs, however the Company still improved its efficiency ratio to 41.17% in the first half of 1998 from 43.94% in the same period of 1997.

CAPITAL MANAGEMENT AND RESOURCES
--------------------------------

      As of June 30, 1998, the Company's total shareholders' equity was $101.1 million. New capital was provided by the Company's first half net earnings and by the exercise of stock options. Offsetting the Company's capital accumulation were the payments of cash dividends on common stock and the repurchase of 27,000 shares of common stock in connection with the Company's stock repurchase plan.

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

      These regulatory guidelines require that Tier 1 capital equal or exceed 4.00% of risk-weighted assets, and that the risk-based capital ratio equal or exceed 8.00%. As of June 30, 1998 and December 31, 1997 the Company's Tier 1 capital was 12.12% and 11.98% of risk-weighted assets, and total risk-based capital was 13.37% and 13.23% of risk-weighted assets, respectively.

      The minimum acceptable ratio of Tier 1 capital to total assets, or leverage ratio, has been established at 3.00%. As of June 30, 1998 and December 31, 1997, the Company's leverage ratio was 8.73% and 8.04%, respectively.

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

PART II.   OTHER INFORMATION
----------------------------

ITEM 4.   Submission of Matters to a Vote
          -------------------------------
            of Security Holders
            -------------------


On April 15, 1998, at the Company's Annual Meeting of Stockholders, stockholders took the following actions:

      a. Re-elected all Management nominees to the Board of Directors. Vote tallies were as follows:

                                          Votes                    Votes
                                         In Favor                Abstaining
                                        ---------                ----------
          John T. Baumstark             8,502,866                  25,312
          Linn H. Bealke                8,523,417                   4,761
          Theodore P. Desloge, Jr.      8,460,969                  67,209
          Donna D. Lambert              8,452,627                  75,551
          Michael D. Latta              8,473,369                  54,809


      b. Approved an amendment to the Articles of Incorporation to increase the Company's authorized common shares from 15,000,000 to 20,000,000 with 8,457,167 shares voted in favor, 36,350 shares voted against and 34,661 shares abstained.

      c. Ratified the selection of Ernst & Young LLP as independent accountants for 1998 with 8,519,119 shares voted in favor, 6,146 shares voted against and 2,913 shares abstained.


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




                            MISSISSIPPI VALLEY BANCSHARES, INC.
                            -----------------------------------------------
                                     (Registrant)


Date:   August 10, 1998             /s/ Paul M. Strieker
        ---------------             ---------------------------------------

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

              MISSISSIPPI  VALLEY  BANCSHARES,  INC.

                        EXHIBIT  INDEX

                          FORM  10-Q

         For the quarterly period ended June 30, 1998



   Exhibit
   Number                     Description of Exhibit
   -------                    -----------------------
     11                       Computation of Earnings
                               per Common Share
