Form 10-Q
period 1998-09-30
MISSISSIPPI VALLEY BANCSHARES INC
filed 1998-11-13
CIK 809352

                                   FORM 10-Q


                                 UNITED STATES


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1998
                                 ----------------------------------------------

                                      OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                         to
                                 ---------------------    ---------------------

                Commission file number          0-22008
                                           ------------------

                      MISSISSIPPI VALLEY BANCSHARES, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  MISSOURI                                    43-1336298
-------------------------------------------------     -------------------------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                    Identification No.)

 700 Corporate Park Drive, St. Louis, Missouri                  63105
-------------------------------------------------     -------------------------
   (Address of principal executive offices)                   (Zip Code)

(Registrant's telephone number, including area code)   (314) 268-2580
                                                     ------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing  requirements for the past 90 days.     Yes   X     No      .
                                                        -----      -----

      INDICATE THE NUMBER OF SHARES ISSUED AND OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF NOVEMBER 6, 1998:


  Common Stock, $1.00 par value                                 9,488,112
  -----------------------------                          ----------------------
              Class                                          Number of Shares

            THIS DOCUMENT CONSTITUTES PART OF A PROSPECTUS COVERING SECURITIES THAT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933.

                      MISSISSIPPI VALLEY BANCSHARES, INC.
                      -----------------------------------

                                     INDEX
                                     -----

                                                                      Page No.
                                                                      --------

PART I.   FINANCIAL INFORMATION
          ----------------------------------

          ITEM 1.  Financial Statements

                   Condensed Consolidated Balance Sheets --
                      September 30, 1998 and December 31, 1997           3

                   Condensed Consolidated Statements of
                      Income -- Quarters Ended September 30, 1998
                      and September 30, 1997 and Nine Months Ended
                      September 30, 1998 and September 30, 1997          4

                   Consolidated Statements of Changes in
                      Shareholders' Equity -- Nine Months Ended
                      September 30, 1998 and September 30, 1997          5

                   Condensed Consolidated Statements of
                      Cash Flows -- Nine Months Ended
                      September 30, 1998 and September 30, 1997          6

                   Notes to Condensed Consolidated
                      Financial Statements                               7


          ITEM 2.  Management's Discussion and Analysis
                      of Results of Operations and
                      Financial Condition                               8-17


PART II.  OTHER INFORMATION
          ----------------------------------

          ITEM 6.  Exhibits and Reports on Form 8-K                     18

SIGNATURE                                                               19
---------

EXHIBIT INDEX                                                           20
-------------


PART I. FINANCIAL INFORMATION
-----------------------------


ITEM 1.                                           FINANCIAL STATEMENTS
-------                                           --------------------

                                           MISSISSIPPI VALLEY BANCSHARES, INC.
                                           -----------------------------------

                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                          -------------------------------------

                                                                        September 30,             December 31,
                                                                            1998                     1997
                                                                                                 (Derived from
                                                                         (Unaudited)          Audited Statements)
                                                                        -------------         -------------------
                                                                                 (dollars in thousands)
ASSETS
------
   Cash and due from banks                                               $   22,704               $   28,532
   Federal funds sold                                                        11,000                   18,910
   Held to maturity securities
    (fair value of $44,778 and
      $59,748, respectively)                                                 42,777                   58,148
   Available for sale securities                                            349,190                  317,768
   Trading account securities                                                                          1,251
   Loans, net of
    unearned income                                                         895,732                  847,091
   Allowance for possible loan losses                                        16,455                   14,892
                                                                         ----------               ----------
           Net loans                                                        879,277                  832,199
   Premises and equipment                                                    16,834                   13,482
   Other assets                                                              24,160                   29,628
                                                                         ----------               ----------

                    TOTAL ASSETS                                         $1,345,942               $1,299,918
                                                                         ==========               ==========
LIABILITIES
-----------
   Deposits:
    Non-interest bearing                                                 $  102,214               $  109,949
    Interest bearing                                                      1,050,604                1,016,613
                                                                         ----------               ----------
      Total deposits                                                      1,152,818                1,126,562
   Securities sold under agreements
    to repurchase                                                            33,222                   32,700
   Other short-term borrowings                                               23,750                   21,495
   Guaranteed preferred beneficial interests
    in subordinated debentures                                               14,950                   14,950
   Other liabilities                                                          9,529                   11,104
                                                                         ----------               ----------

               TOTAL LIABILITIES                                          1,234,269                1,206,811
                                                                         ----------               ----------
SHAREHOLDERS' EQUITY
--------------------
   Common stock-par value $1
    Authorized 15,000,000 shares,
      issued and outstanding 9,551,212
      in 1998 and 9,519,212 in 1997                                           9,551                    9,519
   Capital surplus                                                           16,283                   17,561
   Retained earnings                                                         75,271                   63,541
   Unrealized gain on available
    for sale securities, net of tax                                          10,568                    2,486
                                                                         ----------               ----------
    TOTAL SHAREHOLDERS' EQUITY                                              111,673                   93,107
                                                                         ----------               ----------

    TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY                                          $1,345,942               $1,299,918
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


                                           MISSISSIPPI VALLEY BANCSHARES, INC.
                                           -----------------------------------
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                       -------------------------------------------
                                                       (UNAUDITED)

                                                                        Quarter Ended              Nine Months Ended
                                                                        September 30,                September 30,
                                                                   ----------------------        ----------------------
                                                                    1998           1997           1998            1997
                                                                   -------        -------        -------        -------
                                                                      (dollars in thousands, except per share data)

Interest income:
   Interest and fees on loans                                      $20,172        $19,329        $58,791        $53,874
   Held to maturity securities:
    Taxable                                                            572            631          1,975          2,213
    Tax-exempt                                                         144            136            447            417
   Available for sale securities                                     4,767          4,911         14,297         11,529
   Other                                                               512            592          1,280          1,167
                                                                   -------        -------        -------        -------

                     TOTAL INTEREST INCOME                          26,167         25,599         76,790         69,200
                                                                   -------        -------        -------        -------

Interest expense:
   Deposits                                                         12,551         14,196         37,078         35,395
   Short-term borrowings                                               728            505          2,504          2,130
   Long-term borrowings                                                271            277            838            694
                                                                   -------        -------        -------        -------

                    TOTAL INTEREST EXPENSE                          13,550         14,978         40,420         38,219
                                                                   -------        -------        -------        -------

                       NET INTEREST INCOME                          12,617         10,621         36,370         30,981
Provision for possible loan losses                                     900          1,100          2,800          3,200
                                                                   -------        -------        -------        -------

                 NET INTEREST INCOME AFTER
        PROVISION FOR POSSIBLE LOAN LOSSES                          11,717          9,521         33,570         27,781
                                                                   -------        -------        -------        -------

Other income:
   Service charges                                                     478            477          1,424          1,388
   Securities gains/(losses), net on:
    Sales of held to maturity securities
    Sales of available for sale securities                                                           681             88
   Trading profits and commissions                                     527            416          1,135            781
   Other                                                               788            578          2,253          1,761
                                                                   -------        -------        -------        -------
                                                                     1,793          1,471          5,493          4,018
                                                                   -------        -------        -------        -------

Other expenses:
   Employee compensation and
    other benefits                                                   2,864          2,712          8,760          7,633
   Net occupancy                                                       311            331            987            940
   Equipment                                                           333            307            983            903
   Advertising                                                         274            240            760            618
   Other                                                             1,970          1,512          5,621          5,128
                                                                   -------        -------        -------        -------
                                                                     5,752          5,102         17,111         15,222
                                                                   -------        -------        -------        -------

                INCOME BEFORE INCOME TAXES                           7,758          5,890         21,952         16,577
Income taxes                                                         2,823          2,113          7,927          5,960
                                                                   -------        -------        -------        -------

                                NET INCOME                         $ 4,935        $ 3,777        $14,025        $10,617
                                                                   =======        =======        =======        =======

Earnings per common share:
      Basic                                                        $   .52        $   .40        $  1.47        $  1.14
      Diluted                                                      $   .50        $   .39        $  1.42        $  1.10

See accompanying notes.


                                            MISSISSIPPI VALLEY BANCHSHARES, INC.
                                            ------------------------------------
                                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 ----------------------------------------------------------
                                                        (UNAUDITED)
                                                                                    Unrealized Gain,      Total
                                       Common Stock                                     (Loss) on         Share-
                                       ------------       Capital      Retained       Available for      holders'    Comprehensive
                                    Shares      Amount    Surplus      Earnings      Sale Securities      Equity         Income
                                  ---------    --------  ---------    ----------    -----------------    --------    -------------
                                                                       (dollars in thousands)

BALANCE AT JANUARY 1, 1997        9,033,912     $9,034    $15,235       $51,159          $   521         $ 75,949

   Net income                                                            10,617                            10,617       $10,617
   Issuance of common
    stock                             6,600          7         65                                              72
   1992 Debentures converted
    to common stock                 475,200        475      2,225                                           2,700
   Cash dividends on:
    common stock                                                         (1,964)                           (1,964)
   Other comprehensive income
    (loss), net of tax
    Unrealized gain,
     on available
     for sale securities                                                                     504              504           504
                                  ---------     ------    -------       -------          -------         --------       -------
BALANCE AT SEPTEMBER 30, 1997     9,515,712     $9,516    $17,525       $59,812          $ 1,025         $ 87,878
                                  =========     ======    =======       =======          =======         ========

Comprehensive Income                                                                                                    $11,121
                                                                                                                        =======

BALANCE AT JANUARY 1, 1998        9,519,212     $9,519    $17,561       $63,541          $ 2,486         $ 93,107

   Net income                                                            14,025                            14,025       $14,025
   Issuance of common
    stock                           108,300        108      1,268                                           1,376
   Treasury stock purchased         (76,300)       (76)    (2,546)                                         (2,622)
   Cash dividends on:
    common stock                                                         (2,295)                           (2,295)
   Other comprehensive income,
     net of tax
    Unrealized gain,
     on available
     for sale securities                                                                   8,082            8,082         8,082
                                  ---------     ------    -------       -------          -------         --------       -------

BALANCE AT SEPTEMBER 30, 1998     9,551,212     $9,551    $16,283       $75,271          $10,568         $111,673
                                  =========     ======    =======       =======          =======         ========

Comprehensive Income                                                                                                    $22,107
                                                                                                                        =======

See accompanying notes.


                                            MISSISSIPPI VALLEY BANCSHARES, INC.
                                            -----------------------------------
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      -----------------------------------------------
                                                        (UNAUDITED)
                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                         ------------------------------
                                                                                           1998                 1997
                                                                                         ---------            ---------
                                                                                            (dollars in thousands)

OPERATING ACTIVITIES
--------------------
   Net income                                                                            $  14,025            $  10,617
   Adjustments to reconcile net income to net
      cash provided by operating activities:
       Provision for possible loan losses                                                    2,800                3,200
       Provision for depreciation and amortization                                           1,326                  774
       Accretion of discounts and amortization of
        premiums on securities                                                                  51               (2,594)
       Realized securities (gains) and losses, net                                            (681)                 (88)
       Net (increase) decrease in trading account securities                                 1,251                 (480)
       Net increase in interest receivable                                                     (11)              (1,364)
       Increase (decrease) in interest payable                                                 (84)                 782
       Other, net                                                                             (907)              (3,623)
                                                                                         ---------            ---------

               NET CASH PROVIDED BY
                  OPERATING ACTIVITIES                                                      17,770                7,224
                                                                                         ---------            ---------

INVESTING ACTIVITIES
--------------------
   Proceeds from maturities of held to maturity securities                                  15,525               20,000
   Purchases of held to maturity securities                                                                      (2,033)
   Purchases of available for sale securities                                             (166,633)            (361,414)
   Proceeds from sales, paydowns and maturities of
    available for sale securities                                                          148,121              273,741
   Purchases of premises and equipment                                                      (4,136)                (932)
   Increase in loans outstanding, net                                                      (49,877)            (136,204)
                                                                                         ---------            ---------
               NET CASH USED IN
                  INVESTING ACTIVITIES                                                     (57,000)            (206,842)
                                                                                         ---------            ---------

FINANCING ACTIVITIES
--------------------
   Net increase in deposits                                                                 26,256              256,659
   Net increase (decrease) in repurchase agreements
    and other short-term borrowings                                                          2,777              (16,803)
   Proceeds from sale of common stock                                                        1,376                   72
   Purchase of treasury stock                                                               (2,622)
   Proceeds from sale of subordinated debentures                                                                 14,950
   Cash dividends                                                                           (2,295)              (1,964)
                                                                                         ---------            ---------

               NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                                                      25,492              252,914
                                                                                         ---------            ---------

                     INCREASE (DECREASE) IN CASH
                        AND CASH EQUIVALENTS                                               (13,738)              53,296

Cash and cash equivalents at beginning of period                                            47,442               30,951
                                                                                         ---------            ---------

                     CASH AND CASH EQUIVALENTS
                        AT END OF PERIOD                                                 $  33,704            $  84,247
                                                                                         =========            =========

See accompanying notes.


           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           ----------------------------------------------------

1. The condensed consolidated financial statements include the accounts of Mississippi Valley Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, Southwest Bank of St. Louis, Southwest Bank of Belleville (the "Banks") and MVBI Capital Trust. Significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the entire year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

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


                                         For the Nine Months Ended September 30, 1998
                                         --------------------------------------------
                                                                           Before-Tax            Tax             Net-of-Tax
                                                                             Amount            Expense             Amount
                                                                           ----------          -------           ----------
                                                                                        (dollars in thousands)
Unrealized gains on available
   for sale securities                                                       $13,115            $4,590            $8,525

Less: reclassification adjustment
   for gains realized in net
   income                                                                        681               238               443
                                                                             -------            ------            ------

Net unrealized gains                                                          12,434             4,352             8,082
                                                                             -------            ------            ------

Other comprehensive income                                                   $12,434            $4,352            $8,082
                                                                             =======            ======            ======

                                         For the Nine Months Ended September 30, 1997
                                         --------------------------------------------
                                                                                                   Tax
                                                                             Before-Tax          Expense         Net-of-Tax
                                                                               Amount           (Benefit)          Amount
                                                                             ----------         ---------        ----------
                                                                                         (dollars in thousands)
Unrealized gains (losses) on
   available for sale securities                                                $863              $302              $561

Less: reclassification adjustment
   for gains realized in net
   income                                                                         88                31                57
                                                                                ----              ----              ----
Net unrealized loss                                                              775               271               504
                                                                                ----              ----              ----

Other comprehensive
   income (loss)                                                                $775              $271              $504
                                                                                ====              ====              ====


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


SUMMARY OF EARNINGS
-------------------

      Consolidated net income for the third quarter of 1998 was $4,935,000, up $1,158,000 or 30.7% from the $3,777,000 earned during the third quarter of 1997. On a per share basis, net income was $.50, up from $.39 in the same period of the prior year. Greater net income was primarily a result of the increased net interest income. Increased noninterest income was offset by greater levels of noninterest expenses.

      Net income for the first nine months of 1998 was $14,025,000, up $3,408,000 or 32.1% from $10,617,000 earned for the first nine months of 1997. On a per share basis, net income was $1.42, up from $1.10 in the first nine months of 1997. Greater net interest income, the principal contributor to the improved earnings performance, was generated by increased loans outstanding and investment securities. The Company's loan loss provision was $2,800,000, down from $3,200,000 for the first nine months of 1997 because overall loan growth for 1998 was down from the level of growth in the same period of 1997. Net loan charge-offs for the period have also been below 1997 levels. Noninterest income for the first nine months of 1998 was $5,493,000, up from $4,018,000 in the same period in 1997. Increased gains on sales of available for sale securities and greater net trading profits and commissions were primarily responsible for the increased noninterest income. Total noninterest expenses were $17,111,000 for the first nine months of 1998, up from $15,222,000 for the same period in 1997 due primarily to increased salaries and benefits. Overall company growth and the associated increase in general overhead costs also contributed to increased noninterest expenses.

      For the quarter and nine months ended September 30, 1998, the Company's return on average assets was 1.49% and 1.43%, up from 1.16% and 1.22% in the same periods in 1997, respectively. At September 30, 1998, total equity capital was $111.7 million, up from $87.9 million at September 30, 1997 and $93.1 million at December 31, 1997. The Company's return on average equity was 18.90% and 18.66% for the quarter and nine months ended September 30, 1998, up from 17.47% and 17.21% for the same periods in 1997, respectively.

NET INTEREST INCOME
-------------------

      The following discussion and tables set forth the composition of average interest earning assets and interest bearing liabilities along with accompanying interest income, expense, yields and rates, on a tax equivalent basis. The tax equivalent adjustments were approximately $63,000, $60,000, $199,000 and $185,000 for the three months and nine months ended September 30, 1998 and 1997, respectively. Net interest income on a tax equivalent basis, divided by average interest earning assets, represents the Company's net interest margin.

Three months ended September 30, 1998 and 1997
----------------------------------------------

      Total tax equivalent interest income for the three months ended September 30, 1998 was $26,230,000, up $571,000 as compared to the same period in 1997. The $43 million increase in the volume of average loans outstanding was primarily responsible for the increase in interest earnings for the third quarter of 1998. Overall asset yields were 8.14% in the three months ended September 30, 1998, up only 5 basis points from the 8.09% earned in the same period in 1997. Funding the Company's asset growth were increased demand deposits and shareholders' equity. Total interest bearing liability volume was approximately the same in each period.

      Total interest expense for the third quarter of 1998 was $13,550,000, down $1,428,000 from $14,978,000 in the third quarter of 1997. Offsetting the increased money market deposit accounts were lower levels of time deposits. Reduced rates paid on nearly all interest bearing liabilities, from 5.34% in 1997 to 4.83% in the third quarter of 1998 were primarily responsible for the reduced interest expense.

      Overall tax equivalent net interest income increased $1,999,000 as interest income grew $571,000 and interest expense declined $1,428,000. The Company's net interest margin also rose to 3.94% in the third quarter of 1998 from 3.37% in the same period in 1997.

Nine months ended September 30, 1998 and 1997
---------------------------------------------

      Total tax equivalent interest income for the first nine months of 1998 was $76,989,000, up $7,604,000 from $69,385,000 in the same period in 1997.
The $82 million increase in average loans and $56 million increase in investment securities were responsible for generating the increase in interest earnings from 1997 to 1998. Lower overall asset yields limited the increase in interest earnings. Overall asset yields were 8.14% for the first nine months of 1998, down from 8.26% for the same period in 1997. Funding the Company's asset growth were the money market deposits raised during the promotion in the last half of 1997 and additional money market deposit growth in 1998.

      Total interest expense for the first nine months of 1998 was $40,420,000, up $2,201,000 from $38,219,000 in the same period in 1997.
Greater money market deposits were primarily responsible for the increased interest expense. Lower overall total interest bearing liability rates and reduced time deposits outstanding offset a large portion of the increased interest expense arising from greater money market accounts. Overall rates paid on total interest bearing liabilities declined to 4.90% from 5.18% in the first nine months of 1997.

      In summary, total tax equivalent net interest income increased $5,403,000 as interest income improved $7.6 million and interest expense grew $2.2 million. The Company's net interest margin for the first nine months was 3.87%, up from 3.71% in the same period in 1997.

                                           AVERAGE, BALANCES, INTEREST AND RATES
                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                               ----------------------------------------------------------------------------
                                                             1998                                        1997
                                               -------------------------------------  -------------------------------------
                                                              INTEREST                                INTEREST
                                                 AVERAGE       INCOME/       YIELD/     AVERAGE       INCOME/       YIELD/
                                                 BALANCE       EXPENSE        RATE      BALANCE       EXPENSE        RATE
                                               ----------     ---------     --------  ----------     ----------    --------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Loans<F1><F2>
      Taxable                                  $  891,483      $20,172        8.98%   $  848,674      $19,329         9.04%
      Tax-exempt<F3>
   Held to maturity securities
      Taxable                                      35,669          572        6.40        37,495          631         6.67
      Tax-exempt<F3>                                8,066          207       10.27         7,589          196        10.35
   Available for sale securities                  308,294        4,767        6.16       324,676        4,911         6.01
   Trading account securities                         841           13        6.12         1,591           26         6.60
   Federal Funds sold and other short-
      term investments                             35,814          499        5.53        40,400          566         5.56
                                               ----------      -------                ----------      -------
            Total interest-earning assets       1,280,167       26,230        8.14     1,260,425       25,659         8.09
                                                               -------                                -------
Noninterest-earning assets:
   Cash and due from banks                         24,182                                 26,414
   Bank premises and equipment                     16,195                                 11,692
   Other assets                                    19,996                                 16,925
   Allowance for possible loan losses             (16,003)                               (13,933)
                                               ----------                             ----------
            Total assets                       $1,324,537                             $1,301,523
                                               ==========                             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   NOW accounts                                $   25,802      $   112        1.72%   $   21,370      $    92         1.71%
   Money market accounts                          647,968        7,716        4.72       569,964        7,791         5.42
   Savings deposits                                24,309          183        2.98        22,395          168         2.97
   Time deposits of $100,000 or more               35,785          470        5.21        36,037          487         5.37
   Other time deposits                            306,009        4,070        5.28       407,505        5,658         5.51
                                               ----------      -------                ----------      -------
         Total interest-bearing deposits        1,039,873       12,551        4.79     1,057,271       14,196         5.33
   Federal funds purchased, repurchase
      agreements and other short-term
      borrowings                                   58,146          728        4.97        41,486          505         4.83
   Guaranteed Preferred Beneficial
      Interests in Subordinated Debentures         14,950          271        7.26        14,950          277         7.42
                                               ----------      -------                ----------      -------
         Total interest-bearing liabilities     1,112,969       13,550        4.83     1,113,707       14,978         5.34
                                                               -------                                -------
Noninterest-bearing liabilities:
   Demand deposits                                104,127                                 97,847
   Other liabilities                                3,009                                  3,509
Shareholders' equity                              104,432                                 86,460
                                               ----------                             ----------
         Total liabilities and
            shareholders' equity               $1,324,537                             $1,301,523
                                               ==========                             ==========
         Net interest income                                   $12,680                                $10,681
                                                               =======                                =======
         Net interest margin                                                  3.94%                                   3.37%
                                                                             =====                                   =====

--------------------------

<F1> For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received.
<F2> Interest income on loans includes loan fees, which were not material to any period presented.
<F3> Information is presented on a tax-equivalent basis assuming a tax rate of
     35%. The tax-equivalent adjustments were approximately $63,000 and $60,000 for the three months ended September 30, 1998 and 1997, respectively.


                                             AVERAGE BALANCES, INTEREST AND RATES
                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                               -----------------------------------------------------------------------------
                                                               1998                                    1997
                                               ------------------------------------    -------------------------------------
                                                              INTEREST                                INTEREST
                                                 AVERAGE       INCOME/      YIELD/       AVERAGE       INCOME/       YIELD/
                                                 BALANCE       EXPENSE       RATE        BALANCE       EXPENSE        RATE
                                               ----------    ----------    --------    ----------    ----------     --------
                                                                            (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Loans<F1><F2>
      Taxable                                  $  876,920      $58,791       8.96%     $  794,870      $53,874        9.06%
      Tax-exempt<F3>
   Held to maturity securities
      Taxable                                      41,440        1,975       6.36          43,738        2,213        6.76
      Tax-exempt<F3>                                8,330          646      10.34           7,566          602       10.61
   Available for sale securities                  305,985       14,297       6.24         248,066       11,529        6.21
   Trading account securities                         778           39       6.66           1,008           51        6.80
   Federal Funds sold and other short-
    term investments                               29,957        1,241       5.54          27,094        1,116        5.51
                                               ----------      -------                 ----------      -------
            Total interest-earning assets       1,263,410       76,989       8.14       1,122,342       69,385        8.26
                                                               -------                                 -------
Noninterest-earning assets:
   Cash and due from banks                         24,044                                  26,335
   Bank premises and equipment                     14,988                                  11,827
   Other assets                                    20,212                                  15,487
   Allowance for possible loan losses             (15,498)                                (13,244)
                                               ----------                              ----------
            Total assets                       $1,307,156                              $1,162,747
                                               ==========                              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   NOW accounts                                $   25,039      $   322       1.72%     $   21,997      $   281        1.71%
   Money market accounts                          613,709       21,815       4.75         417,467       15,740        5.04
   Savings deposits                                24,008          532       2.96          22,866          507        2.96
   Time deposits of $100,000 or more               34,949        1,384       5.30          38,203        1,542        5.40
   Other time deposits                            323,127       13,025       5.39         418,288       17,325        5.54
                                               ----------      -------                 ----------      -------
         Total interest-bearing deposits        1,020,832       37,078       4.86         918,821       35,395        5.15
   Federal funds purchased, repurchase
      agreements and other short-term
      borrowings                                   66,618        2,504       5.02          55,759        2,130        5.11
   1992 debentures                                                                            890           54        8.09
   Guaranteed Preferred Interests in
      Subordinated Debentures                      14,950          838       7.47          11,500          640        7.44
                                               ----------      -------                 ----------      -------
         Total interest-bearing liabilities     1,102,400       40,420       4.90         986,970       38,219        5.18
                                                               -------                                 -------
Noninterest-bearing liabilities:
   Demand deposits                                101,150                                  90,699
   Other liabilities                                3,372                                   2,841
Shareholders' equity                              100,234                                  82,237
                                               ----------                              ----------
         Total liabilities and
          shareholders' equity                 $1,307,156                              $1,162,747
                                               ==========                              ==========
         Net interest income                                   $36,569                                 $31,166
                                                               =======                                 =======
         Net interest margin                                                 3.87%                                    3.71%
                                                                            =====                                    =====

----------------------------

<F1> For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received.
<F2> Interest income on loans includes loan fees, which were not material to any period presented.
<F3> Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $199,000 and $185,000 for the nine months ended September 30, 1998 and 1997, respectively.


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

                               CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES

                                                   THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                   SEPTEMBER 30, 1998                          SEPTEMBER 30, 1998
                                                      COMPARED TO                                 COMPARED TO
                                                   SEPTEMBER 30, 1997                          SEPTEMBER 30, 1997
                                           -----------------------------------       --------------------------------------
                                                            INCREASE (DECREASE) ATTRIBUTABLE TO CHANGE IN:
                                           --------------------------------------------------------------------------------
                                                         YIELD/         NET                           YIELD/          NET
                                            VOLUME        RATE         CHANGE         VOLUME           RATE         CHANGE
                                           --------    ---------      --------       --------       ---------      --------
                                                                        (DOLLARS IN THOUSANDS)

INTEREST EARNED ON:
   Loans<F1><F2>                           $   971     $  (128)       $   843        $ 5,517        $  (600)       $ 4,917
   Held to maturity securities:
        Taxable                                (32)        (27)           (59)          (112)          (126)          (238)
        Tax(exempt<F1>                          13          (2)            11             59            (15)            44
   Available for sale securities              (261)        117           (144)         2,712             56          2,768
   Trading account securities                  (11)         (2)           (13)           (11)            (1)           (12)
   Federal funds sold and other short-
     term investments                          (64)         (3)           (67)           119              6            125
                                           -------     -------        -------        -------        -------        -------
               Total interest income           616         (45)           571          8,284           (680)         7,604
                                           -------     -------        -------        -------        -------        -------

INTEREST PAID ON:
   NOW accounts                                 19           1             20             39              2             41
   Money market accounts                       997      (1,072)           (75)         7,026           (951)         6,075
   Savings                                      14           1             15             25                            25
   Time deposits of $100,000 or more            (3)        (14)           (17)          (129)           (29)          (158)
   Other time deposits                      (1,360)       (228)        (1,588)        (3,843)          (457)        (4,300)
   Federal funds purchased, repurchase
     agreements and other short-term
     borrowings                                217           6            223            362             12            374
   Long-term borrowings                         (3)         (3)            (6)            72             72            144
                                           -------     -------        -------        -------        -------        -------
               Total interest expense         (119)     (1,309)        (1,428)         3,552         (1,351)         2,201
                                           -------     -------        -------        -------        -------        -------
               Net interest income         $   735     $ 1,264        $ 1,999        $ 4,732        $   671        $ 5,403
                                           =======     =======        =======        =======        =======        =======

-----------------------------

<F1> Information is presented on a tax-equivalent basis assuming a tax rate of
     35%. The approximate tax equivalent adjustments were $63,000, $60,000, $199,000 and $185,000 for the three months ended September 30, 1998 and 1997, and for the nine months ended September 30, 1997 and 1996, respectively.

<F2> Average balances included nonaccrual loans.


PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

The provision for possible loan losses for the third quarter of 1998 was $900,000, down from $1,100,000 last year. For the first nine months of 1998 the provision for possible loan losses was $2,800,000, down from $3,200,000 for the same period last year. Lower net loan charge-offs and reduced loan growth during 1998 as compared to 1997 resulted in the lower provision expense. The annualized ratio of net charge-offs to average loans for the first nine months of 1998 was .19%, down from .27% last year, while corresponding net loan charge-offs were $1,237,000 and $1,583,000, respectively.

The allowance for possible loan losses was $16.5 million or 1.84% of loans outstanding at September 30, 1998. This compared to $14.9 million or 1.76% at the end of 1997, and $14.2 million or 1.65% at September 30, 1997. In management's judgement, the allowance for possible loan losses is considered adequate to absorb potential losses in the loan portfolio.


The following table summarizes, for the periods indicated, activity in the allowance for possible loan losses:

                                 Summary of Loan Loss Experience and Related Information
                                 -------------------------------------------------------
                                                                     Three Months Ended           Nine Months Ended
                                                                  -----------------------       -----------------------
                                                                        September 30,                September 30,
                                                                  -----------------------       -----------------------
                                                                    1998           1997           1998           1997
                                                                  --------       --------       --------       --------
                                                                                   (dollars in thousands)

Allowance for possible loan losses
  (beginning of period)                                           $ 15,663       $ 13,662       $ 14,892       $ 12,624
Loans charged off                                                     (819)          (707)        (2,232)        (2,051)
Recoveries of loans previously
  charged off                                                          711            186            995            468
                                                                  --------       --------       --------       --------
   Net loans charged off                                              (108)          (521)        (1,237)        (1,583)
                                                                  --------       --------       --------       --------
Provision for possible loan losses                                     900          1,100          2,800          3,200
                                                                  --------       --------       --------       --------
Allowance for possible loan losses
  (end of period)                                                 $ 16,455       $ 14,241       $ 16,455       $ 14,241
                                                                  ========       ========       ========       ========

Loans outstanding:
   Average                                                        $891,483       $848,674       $876,920       $794,870
   End of period                                                   895,732        865,640        895,732        865,640

Ratio of allowance for possible
  loan losses to loans outstanding:
   Average                                                            1.85%          1.68%          1.88%          1.79%
   End of Period                                                      1.84%          1.65%          1.84%          1.65%

Ratio of net charge-offs to
  average loans outstanding, annualized:                               .05            .25            .19            .27


The following table summarizes nonperforming assets at the dates indicated:

                                                             September 30,     December 31,      September 30,
                                                                 1998              1997              1997
                                                             -------------     ------------      -------------
                                                                 (dollars in thousands)
Nonaccrual loans                                               $  1,194          $  2,079          $  3,393
Loans past due 90 days or more                                      534                                 145
Restructured loans                                                  118               112               175
                                                               --------          --------          --------
      Total nonperforming loans                                   1,846             2,191             3,713
Other real estate                                                   250             1,421             1,095
                                                               --------          --------          --------
      Total nonperforming assets                               $  2,096          $  3,612          $  4,808
                                                               ========          ========          ========
Loans, net of unearned discount                                $895,732          $847,091          $865,640
Allowance for possible loan
   losses to loans                                                 1.84%             1.76%             1.65%
Nonperforming loans to loans                                        .21               .26               .43
Allowance for possible loan losses
   to nonperforming loans                                        891.39            679.69            383.54
Nonperforming assets to loans
   and foreclosed assets                                            .23               .43               .55



NONINTEREST INCOME
------------------
For the third quarter of 1998 total noninterest income was $1,793,000, up from $1,471,000 in the same period in 1997. Increased trading profits and commissions, merchant credit card fees and operating lease income were responsible for the increased noninterest income in 1998.

For the first nine months of 1998 total noninterest income was $5,493,000, up sharply from $4,018,000 in the first nine months of 1997. Net gains of $681,000 were realized on securities sales in the first nine months of 1998, up from gains on securities sales of $88,000 in the same period in 1997. Other portions of 1998 noninterest income including service charges, merchant credit card fees and leasing income were also up from prior year levels. Trading profits and commissions were $1,135,000 in the nine months ended September 30, 1998, up substantially from $781,000 in the same period in 1997. Limiting 1997's trading earnings were losses on derivative trading activities. Overall commissions from customer activities were approximately the same for the nine months ended September 30, 1998 and 1997.


NONINTEREST EXPENSE
-------------------
Total noninterest expense for the third quarter of 1998 was $5,752,000, up $650,000 from $5,102,000 in the third quarter of 1997. For the nine months ended September 30, 1998 total noninterest expenses were $17,111,000, up $1,889,000 from the same period in 1997. Greater personnel and benefit costs were primarily responsible for the increased overhead costs. Increases were also experienced in most other categories of noninterest costs, however the Company still improved its efficiency ratio to 40.68% for the nine months ended September 30, 1998 from 43.26% in the same period in 1997.

CAPITAL MANAGEMENT AND RESOURCES
--------------------------------

      As of September 30, 1998, the Company's total shareholders' equity was $111.7 million. New capital was provided by the Company's first nine months of net earnings and by the exercise of stock options. Also contributing significantly to the increase in capital was the recording of unrealized gains, net of tax, on available for sale securities. During the nine months ended September 30, 1998 the fair market values of the Company's available for sale securities rose sharply from their level at the end of 1997. Offsetting the Company's capital accumulation were the payments of cash dividends on common stock and the repurchase of 76,300 shares of common stock in connection with the Company's stock repurchase plan.

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

      These regulatory guidelines require that Tier 1 capital equal or exceed 4.00% of risk-weighted assets, and that the risk-based capital ratio equal or exceed 8.00%. As of September 30, 1998 and December 31, 1997 the Company's Tier 1 capital was 12.36% and 11.98% of risk-weighted assets, and total risk-based capital was 13.62% and 13.23% of risk-weighted assets, respectively.

      The minimum acceptable ratio of Tier 1 capital to total assets, or leverage ratio, has been established at 3.00%. As of September 30, 1998 and December 31, 1997, the Company's leverage ratio was 8.76% and 8.04%, respectively.

      Management believes that a strong capital position provided by a mix of equity and long-term debt is essential. It provides safety and security for depositors, and enhances Company value for shareholders by providing opportunities for growth with the selective use of leverage.

IMPACT OF YEAR 2000
-------------------


      Like many financial institutions, the Company relies upon computers for the daily conduct of its business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to read the new year and that there may be widespread computer malfunctions. Management of the Company has assessed the electronic systems, programs, applications, and other electronic components used in the operations of the Company and believes that the Company hardware and software has been programmed to be able to accurately recognize the year 2000, although there can be no assurances in this regard. The Company utilizes third party vendor application software for all computer systems. Critical systems are on schedule to be tested by the end of 1998. Continued testing of systems not deemed mission critical will continue into 1999.

      The Company is enhancing its existing business resumption plans to reflect Year 2000 issues and has developed a contingency plan designed to coordinate the efforts of its personnel and resources in addressing any Year 2000 problems that become evident after December 31, 1999. There can be no assurance that such plans will fully mitigate all failures or problems. Furthermore, there may be certain mission critical third parties, such as utilities or telecommunications companies, where alternative arrangements or sources are limited or unavailable.

      The Company does not currently expect that the cost of its Year 2000 compliance program will be material to its financial condition.

PART II.OTHER INFORMATION
-------------------------


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




                                   MISSISSIPPI VALLEY BANCSHARES, INC.
                                   ---------------------------------------------
                                              (Registrant)


Date:      November 9, 1998                 /s/ Paul M. Strieker
           ----------------                 ------------------------------------
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

                       MISSISSIPPI VALLEY BANCSHARES, INC.

                                 EXHIBIT INDEX

                                   FORM 10-Q


               For the quarterly period ended September 30, 1998


               Exhibit
                Number                     Description of Exhibit
               -------                     ----------------------
                 11                        Computation of Earnings
                                             per Common Share
