Form 10-K
period 1998-12-31
MISSISSIPPI VALLEY BANCSHARES INC
filed 1999-03-25
CIK 809352

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                             FORM 10-K

(Mark One)
        /x/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 For the fiscal year ended December 31, 1998

        / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the fiscal period from            to
                                          ----------    ----------
                   Commission file number 0-22008

                 MISSISSIPPI VALLEY BANCSHARES, INC.
------------------------------------------------------------------------
      (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Missouri                                  43-1336298
------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

700 Corporate Park Drive, St. Louis, Missouri          63105
------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

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

                     Common Stock, $1 par value
        Floating Rate Cumulative Trust Preferred Securities
------------------------------------------------------------------------
                          (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                        ----

        As of February 26, 1999, 9,495,912 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $200,208,000 based upon the closing price of the common stock on the NASDAQ/NMS on February 26, 1999.

                 DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of Registrant's Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference in Parts I and II hereof.
2. Certain portions of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held April 21, 1999 are incorporated by reference in Part III hereof.

                               PART I
ITEM 1.       BUSINESS
-------       --------

GENERAL
-------

        The Company is a multi-bank holding company headquartered in St. Louis County, Missouri engaged primarily in commercial lending through Southwest Bank of St. Louis and Southwest Bank, Belleville (the "Banks"). Southwest Bank of St. Louis has been nationally recognized for its frequent practice of reducing its prime rate in advance of industry wide prime rate cuts. The Banks have six banking offices, all of which are located in the St. Louis metropolitan area ("St. Louis MSA"), the seventeenth largest metropolitan statistical area in the United States, with a population of approximately 2.5 million. Since acquiring Southwest Bank of St. Louis in 1984, the Company has expanded its loan portfolio from $57 million to $926 million at December 31, 1998, or approximately $62 million on average per year. The Company has earned an average return on equity of 17.78% over the past five years.

        The Company's strategy is to act primarily as a lender to middle market companies located within 200 miles of St. Louis. These companies tend to be privately-held and owner-operated, with annual sales of less than $100 million and with typical borrowing requirements of $500,000 to $3 million.

        Management believes that the Company is able to compete effectively in its market because: (i) the Banks' lending officers and senior management maintain close working relationships with their commercial customers and their businesses; (ii) the Banks are able to react more quickly to loan requests than the Company's large competitors yet are able to fund loan amounts which smaller St. Louis area commercial lenders are unable to fund; (iii) the Banks' management and loan officers have significant experience within the St. Louis metropolitan area; and (iv) industry consolidation has resulted in fewer independent banks and fewer banks addressing the Banks' target market niche.

        The Company's historical growth strategy has been asset driven, as the Company has increased its loan portfolio based on lending opportunities which meet the Company's underwriting standards. The Company has expanded its retail deposit base to meet lending growth demands through opening new locations and offering promotional deposit rates, often concurrently.
These deposit promotional activities are usually implemented as the Company's loan to deposit ratio increases significantly past the 85% level which management targets. The Company opened one new location in each of 1990, 1992, 1995 and 1998. For a discussion of an additional planned facility, see "Item 2. Properties."

        The Company's operating strategy has resulted in a higher cost of funds (and, consequently, a lower net interest margin) than other institutions within its market, due to its rate driven retail deposit gathering activities. For 1998 and 1997, the Company reported net interest margins of 3.86% and 3.73%, respectively.

        On the other hand, this operating strategy has also permitted the Company to achieve consistently lower overhead ratios than other comparable institutions by (i) operating a small number of offices with a per-office deposit base averaging $202 million as of December 31, 1998, (ii) emphasizing commercial loans, which tend to be larger in size than retail loans, (iii) employing an experienced staff, (iv) improving data processing and operational systems in order to increase productivity, and (v) outsourcing services where possible. For 1998 and 1997, the Company reported efficiency ratios (non interest expense divided by the sum of tax-equivalent net interest income plus noninterest income) of 40.78% and 43.03%, respectively. These ratios are significantly better than those of the Company's peers. The Company's ratio of average assets per employee, which was $5.50 million for 1998, has also been consistently better than the industry average.

THE COMPANY
-----------

        For a description of the Company and its operations, reference is made to "Financial Review" on pages 9 through 24 of the Company's Annual Report to Shareholders for the year ended December 31, 1998, which is incorporated herein by reference.

COMPETITION
-----------

        The Company encounters competition primarily in seeking deposits and in obtaining loan customers. The level of competition for deposits is quite high. The Company's principal competitors for deposits are other financial institutions within a few miles of its offices, including other banks, savings and loan institutions, and credit unions. Competition among these institutions is based primarily on interest rates offered, service charges imposed on deposit accounts, the quality of services rendered, and the convenience of banking facilities. The Company's competitors are generally permitted, subject to regulatory approval, to establish branches throughout the Company's market area. Additional competition for depositors' funds comes from United States Government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors, such as securities firms.

        While the Company also encounters a great deal of competition in its lending activities, management believes that there is less competition in the Company's specialty-the middle market niche-than there was a few years ago. The Company's competitive position has been strengthened by the advent of branch banking in Missouri, which has resulted in consolidations of bank subsidiaries of several large bank holding companies. The
Company's strategy, by contrast, is to maintain close, long-term contacts between its customers and the Company's loan officers.

        The Company also competes in its lending activities with other financial institutions such as savings and loan institutions, credit unions, securities firms, insurance companies, small loan companies, finance companies, mortgage companies and other sources of funds. Many of the Company's non-bank competitors are not subject to the same extensive Federal regulations that govern bank holding companies and Federally insured banks and state regulations governing state chartered banks. As a result, such non-bank competitors have advantages over the

Company in providing certain services. Many of the financial institutions with which the Company competes in both lending and deposit activities are larger than the Company.

EMPLOYEES
---------

        As of December 31, 1998, the Company had no employees and the Banks had approximately 249 full-time equivalent employees. None of the employees of the Banks are subject to a collective bargaining agreement. The Company considers relationships with employees of the Banks to be good.

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

        Regulatory Risk. The banking industry is heavily regulated. These regulations are intended to protect depositors, not shareholders. The Banks are subject to regulation and supervision by the Federal Deposit Insurance Corporation (the "FDIC"), the Missouri Division of Finance, and the Illinois Office of Banks and Real Estate, while the Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "FRB"). The burden imposed by Federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. The banking industry continues to lose market share to competitors. In addition, legislative reactions to the problems of the thrift industry have increased the regulatory and supervisory requirements for financial institutions, which have resulted and will continue to result in increased operating expenses.

        Legislation. Because of concerns relating to the competitiveness and the safety and soundness of the industry, Congress continues to consider a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. Among such bills are proposals to combine banks and thrifts into a unified charter, to combine regulatory agencies, to alter the statutory separation of commercial and investment banking, and to further expand the powers of depository institutions, bank holding companies, and competitors of depository institutions. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company or the Banks may be affected thereby.

        Credit Risk. The greatest risk facing lenders is generally credit risk, that is, the risk of losing principal and interest due to a borrower's failure to perform according to the terms of the loan agreements. Although the Company's percentage of net charge-offs has historically been lower than industry norms, it has a relatively high proportion of commercial loans. As of December 31, 1998 the Banks had 12 customers who had outstanding loans and unfunded commitments exceeding $5 million.

        Exposure to Local Economic Conditions. The Company's concentration of loans in the St. Louis MSA exposes it to risks resulting from changes in the local economy. While the Company's market area for loans extends throughout most of eastern Missouri and southern Illinois, its lending operations are concentrated in the St. Louis MSA.

        As of December 31, 1998, 39.7% of the Company's loans were secured by commercial real estate and 11.1% of the Company's loans were secured by residential real estate. The percentage of loans secured by St. Louis MSA real estate is significant. A dramatic drop in St. Louis area real estate values would adversely affect the quality of loan portfolio.

        Interest Rate Risk. The Company's earnings depend to a great extent upon the level of net interest income, which is the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings. Sometimes the maturities of the Company's assets are well balanced in relation to maturities of liabilities (gap management). Gap management is not an exact science. It involves estimates as to how changes in the general level of interest rates will impact the yields earned on assets and the rates paid on liabilities. Rate changes can vary depending upon the level of rates and competitive factors. From time to time, maturities of assets and liabilities are not balanced, and a rapid increase or decrease in interest rates could have an adverse or positive effect on net interest margins and results of operations of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Sensitivity to Changes in Interest Rates" in the Company's Annual Report to Shareholders, incorporated by reference herein.

        Competition. The activities of the Company and the Banks in the geographic market served involve competition with other banks as well as with other financial institutions and enterprises, many of which have substantially greater resources than those available to the Company. In addition, non-bank competitors are generally not subject to the extensive regulation applicable to the Company and the Banks.

ITEM 2.   PROPERTIES
-------   ----------

        Southwest Bank of St. Louis' principal office occupies approximately
2.7 acres of ground on the corner of Kingshighway and Southwest, in the City of St. Louis. The building was totally renovated in 1987 and has one ATM. It has approximately 36,000 square feet and room for expansion. The banking drive-ups are modern and parking is adequate. The premises are owned by the Company and leased to Southwest Bank of St. Louis. The lease expires in 2006 and provides an option to renew for an additional ten years.

        The Clayton office, which opened in 1990, is located in one-half of the first floor (approximately 12,000 square feet) of a five-story office building in the Clayton Corporate Park, and includes two ATM's. The space is leased for ten years with options to renew for up to 35 years. Adequate parking is available and drive-up facilities are provided in the Clayton Corporate Park near the Clayton banking office.

        The Concord Village office occupies a building of approximately 10,000 square feet built in 1995 on approximately one acre of land purchased in 1994. The office has an ATM, and adjoining drive-up lanes and equipment; adequate parking is available.

        The Crestwood office occupies a building of approximately 5,200 square feet, which was purchased in December, 1991 and was totally remodeled before the opening of the office. The land was purchased by Southwest Bank of St. Louis in February, 1992. The facility has a nearby ATM, and adjoining drive-up lanes and equipment; adequate parking is available.

        The Southtown office on the corner of Kingshighway and Chippewa, approximately two miles from the main office, occupies an 1,865 square foot building on 1.58 acres of land purchased in 1997. This location has one ATM and the facility will be expanded and renovated in 1999.

        Southwest Bank, Belleville owns 1.7 acres of land in Belleville, Illinois. In 1998 the bank building construction was completed and Southwest Bank, Belleville opened in September. The building is approximately 10,000 square feet. The office has one ATM, adjoining drive-up lanes and equipment; adequate parking is available.

        In 1996, Southwest Bank of St. Louis purchased two adjoining parcels of land of approximately 6.3 acres and 2.3 acres, respectively, in Des Peres, Missouri. Southwest Bank of St. Louis has obtained approval to establish a bank branch on the site. Construction began on the Des Peres bank and office building in 1998. The location will also become the Company's new headquarters facility.

ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

        The Company and Banks are from time to time parties to various legal actions arising in the normal course of business. Management believes that there is no proceeding threatened or pending against the Company or Banks, which, if determined adversely, would have a material effect on the business or financial position of the Company or the Banks.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

        There were no matters submitted to a vote of the security holders in the quarter ended December 31, 1998.

                             PART  II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
-------   -----------------------------------------------------
STOCKHOLDER MATTERS
-------------------

        Reference is made to the information contained in the section entitled "Common Share Data" on page 8 and investor information on page 52 of the Company's Annual Report to Shareholders for the year ended December 31, 1998, which is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

        Reference is made to the information contained in the section entitled "Financial Review - Selected Consolidated Financial Data" on page 9 of the Company's Annual Report to Shareholders for the year ended December 31, 1998, which is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

        Reference is made to information contained in the section entitled "Financial Review" on pages 9 through 24 of the Company's Annual Report to Shareholders for the year ended December 31, 1998, which is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------   ----------------------------------------------------------

        Reference is made to information contained in the section entitled "Sensitivity to Changes in Interest Rates" on pages 19 and 20 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998, which is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

        Reference is made to the Consolidated Financial Statements and independent auditors' report thereon contained on pages 25 through 49 of the Company's Annual Report to Shareholders for the year ended December 31, 1998, which are incorporated herein by reference.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------   ----------------------------------------------------

        Not applicable

                          PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------   --------------------------------------------------

        Reference is made to "Election of Directors" on pages 3 through 5 of the Company's definitive Proxy Statement dated March 19, 1999, which is incorporated herein by reference.

        Reference is made to "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 12 of the Company's definitive Proxy Statement dated March 19, 1999, which is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION
--------    ----------------------

        Reference is made to "Executive Compensation" on pages 6 through 10 of the Company's definitive Proxy Statement dated March 19, 1999, which is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------    ----------------------------------------------------
            MANAGEMENT
            ----------

        Reference is made to "Principal Shareholders" on pages 11 and 12 of the Company's definitive Proxy Statement dated March 19, 1999, which is incorporated herein by reference.

ITEM  13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------   ----------------------------------------------

        Reference is made to "Certain Transactions" on page 10 of the Company's definitive Proxy Statement dated March 19, 1999, which is incorporated herein by reference.


                                 PART IV

ITEM  14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
---------   ------------------------------------------------------------
            8 - K
            -----

        (a)  1.   Financial Statements.
                                                   Pages in 1998 Annual
                                                   Report to Shareholders
                                                   incorporated by reference
                                                   -------------------------

                  Report of Independent Auditors               25
                  Consolidated Balance Sheets                  26
                  Consolidated Statements of Income            27
                  Consolidated Statements of Changes
                    in Shareholders' Equity                    28
                  Consolidated Statements of Cash Flows        29
                  Notes to Consolidated Financial Statements   30 through 49

             2.   Financial Statement Schedules.

                       None.

             3.   Exhibits.

                       References made to "Exhibit Index," which is attached hereto and incorporated herein by reference.

        (b) Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1998.

                                SIGNATURES
                                ----------

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





Dated:  MARCH 25, 1999
        --------------





                               MISSISSIPPI VALLEY BANCSHARES, INC.


                               By  /s/ Paul M. Strieker
                                  -----------------------
                                  Paul M. Strieker
                                  Executive Vice President, Controller,
                                  Assistant Secretary and Chief
                                  Financial Officer

                          MISSISSIPPI VALLEY BANCSHARES, INC.
                                    Exhibit Index
                                      Form 10-K
                                        1998
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

4.4.1 Indenture dated March 5, 1997 between the Company and State Street Bank and Trust Company relating to Floating Rate Debentures due 2027;
          incorporated by reference to Exhibit 4.1 to the Company's Registration
          Statement No. 333-22055 on Form S-3.


Exhibit
Number          Description of Exhibit                                              Page
------          ----------------------                                              ----

4.4.2     Form of Subordinated Debenture (included as an Exhibit to Exhibit
          4.4.1), incorporated by reference to Exhibit 4.2 to the Company's
          Registration Statement No. 333-22055 on Form S-3.

4.4.3 Certificate of Trust of MVBI Capital Trust dated February 14, 1997, incorporated by reference to Exhibit 4.3 to the Company's Registration
          Statement No. 333-22055 on Form S-3.

4.4.4 Trust Agreement of MVBI Capital Trust dated February 14, 1997, incorporated by reference to Exhibit 4.4 to the Company's Registration
          Statement No. 333-22055 on Form S-3.

4.4.5 MVBI Capital Trust Amended and Restated Trust Agreement, incorporated by reference to Exhibit 4.5 to the Company's Registration Statement No.
          333-22055 on Form S-3.

4.4.6     Preferred Securities Guarantee Agreement between the Company and State
          Street Bank and Trust Company, incorporated by reference to Exhibit 4.7 to the Company's Registration Statement No. 333-22055 on Form S-3.

10.1      Purchase Agreement Dated March 31, 1993 for Series 1993 Preferred
          Stock, incorporated by reference to Exhibit 10.1 to Registration
          Statement No. 33-61692

10.2.1    Management Retention Agreement between the Southwest Bank of St. Louis
          (the "Bank") and Stephen P. Marsh, incorporated by reference to Exhibit
          10.2.1 to Registration Statement No. 33-61692

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

10.2.4 Consulting Agreement between the Bank, Company and Linn H. Bealke, incorporated by reference to Exhibit 10.2.4 to the Company's Annual
          Report on Form 10-K for its fiscal year ended December 31, 1995.


Exhibit
Number          Description of Exhibit                                              Page
------          ----------------------                                              ----
10.2.5    Southwest Bank of St. Louis Supplemental Retirement Plan, incorporated by reference to Exhibit 10.2.5 to the Company's Annual Report on Form
          10-K for its fiscal year ended December 31, 1995.

10.2.6    Management Retention Agreement between the Bank and Mary P. Sherrill.


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

10.4 Promissory Note dated June 5, 1997, in the principal amount of $10,000,000, by Registrant in favor of Norwest Bank Minnesota, N.A.
          incorporated by reference to Exhibit 10.4 to the Company's Annual
          Report on Form 10-K for its fiscal year ended December 31, 1997


13.       Registrant's Annual Report to Shareholders for the year ended December
          31, 1998 (only those portions of such Annual Report as are incorporated by reference in Parts I and II hereof shall be deemed a part of this Report)

21.       Subsidiaries of the Registrant.

23.       Consent of Independent Auditors

24.       Power of Attorney is contained on page 10 and 11 hereof

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

         SIGNATURE                TITLE                              DATE
         ---------                -----                              ----
/s/ John T. Baumstark             Director                           March 17, 1999
-----------------------------
John T. Baumstark


/s/ Andrew N. Baur                Chairman and Chief Executive       March 17, 1999
-----------------------------     Officer of the Registrant and
Andrew N. Baur                    Southwest Bank of St. Louis;
                                  Director


/s/ Linn H. Bealke                President and Director of the      March 22, 1999
-----------------------------     Registrant; Vice Chairman of
Linn H. Bealke                    Southwest Bank of St. Louis


                                  Director
-----------------------------
Alice C. Behan


                                  Director
-----------------------------
William H. T. Bush


                                  Director
-----------------------------
Franklin J. Cornwell Jr.


/s/ Theodore P. Desloge, Jr.      Director                           March 17, 1999
-----------------------------
Theodore P. Desloge, Jr.


/s/ Louis N. Goldring             Director                           March 19, 1999
-----------------------------
Louis N. Goldring


/s/ Richard T. Grote              Director                           March 22, 1999
-----------------------------
Richard T. Grote


                                  Director
-----------------------------
Frederick O. Hanser


                                  Director
-----------------------------
Donna D. Lambert


                                  Director
-----------------------------
Michael D. Latta


/s/ Mont S. Levy                  Director                           March 17, 1999
-----------------------------
Mont S. Levy


/s/ Lewis B. Shepley              Director                           March 17, 1999
-----------------------------
Lewis B. Shepley


/s/ Paul M. Strieker              Executive Vice President,          March 15, 1999
-----------------------------     Controller, Assistant Secretary
Paul M. Strieker                  and Chief Financial Officer of the
                                  Registrant; Executive Vice
                                  President of Southwest Bank of
                                  St. Louis