Form 10-Q
period 1999-03-31
MISSISSIPPI VALLEY BANCSHARES INC
filed 1999-05-12
CIK 809352

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1999
                                 ----------------------------------------------
                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------     --------------------

                              Commission file number     0-22008
                                                     ----------------

                       MISSISSIPPI VALLEY BANCSHARES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    MISSOURI                               43-1336298
---------------------------------------------    ------------------------------
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification No.)

      700 Corporate Park Drive, St. Louis, Missouri               63105
-------------------------------------------------------    --------------------
        (Address of principal executive offices)                (Zip Code)

(Registrant's telephone number, including area code)       (314) 268-2580
                                                     --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes  X      No
                                                -----      -----

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF APRIL 30, 1999:


Common Stock, $1.00 par value                                 9,347,912
-----------------------------                          ------------------------
            Class                                           Number of Shares

                        THIS DOCUMENT CONSTITUTES PART OF A PROSPECTUS COVERING
                SECURITIES THAT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933.

                                    MISSISSIPPI VALLEY BANCSHARES, INC.
                                    -----------------------------------

                                                   INDEX
                                                   -----
                                                                                            Page No.
                                                                                            --------
PART I.   FINANCIAL INFORMATION
          --------------------------

          ITEM 1.  Financial Statements

                   Condensed Consolidated Balance Sheets
                        March 31, 1999 and December 31, 1998                                   3

                   Condensed Consolidated Statements of
                        Income -- Quarters Ended March 31, 1999
                        and March 31, 1998                                                     4

                   Consolidated Statements of Changes in
                        Shareholders' Equity -- Three Months
                        Ended March 31, 1999 and March 31, 1998                                5

                   Condensed Consolidated Statements of
                        Cash Flows -- Three Months Ended
                        March 31, 1999 and March 31, 1998                                      6

                   Notes to Condensed Consolidated
                        Financial Statements                                                  7-8


          ITEM 2.  Management's Discussion and Analysis
                        of Results of Operations and
                        Financial Condition                                                   9-17


PART II.  OTHER INFORMATION
          --------------------------

          ITEM 6.  Exhibits and Reports on Form 8-K                                            18

SIGNATURE                                                                                      19
---------

EXHIBIT INDEX                                                                                  20
-------------


PART I.  FINANCIAL INFORMATION
------------------------------
    ITEM 1.                                       FINANCIAL STATEMENTS
----------------                                  --------------------

                                          MISSISSIPPI VALLEY BANCSHARES, INC.
                                          -----------------------------------

                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                         -------------------------------------
                                                                              March 31,                December 31,
                                                                                1999                       1998
                                                                                                      (Derived from
                                                                             (Unaudited)           Unaudited Statements)
                                                                             -----------           ---------------------
                                                                                    (dollars in thousands)
ASSETS
------
   Cash and due from banks                                                   $   22,574              $   27,017
   Held to maturity securities
      (fair value of $39,896 and
      $40,283, respectively)                                                     38,842                  38,815
   Available for sale securities                                                320,997                 400,087
   Trading account securities                                                     1,247                     302
   Loans, net of
      unearned income                                                         1,002,555                 925,961
   Allowance for possible loan losses                                            19,677                  18,144
                                                                             ----------              ----------
            Net loans                                                           982,878                 907,817
   Premises and equipment                                                        23,644                  20,755
   Other assets                                                                  39,487                  35,264
                                                                             ----------              ----------

                                            TOTAL ASSETS                     $1,429,669              $1,430,057
                                                                             ==========              ==========
LIABILITIES
-----------
   Deposits:
      Non-interest bearing                                                   $  115,706              $  125,235
      Interest bearing                                                        1,099,866               1,086,570
                                                                             ----------              ----------
         Total deposits                                                       1,215,572               1,211,805
   Securities sold under agreements
      to repurchase                                                              37,726                  41,605
   Other short-term borrowings                                                   41,644                  36,853
   Guaranteed preferred beneficial interests
      in subordinated debentures                                                 14,950                  14,950
   Other liabilities                                                             11,355                  15,066
                                                                             ----------              ----------

                                            TOTAL LIABILITIES                 1,321,247               1,320,279
                                                                             ----------              ----------
SHAREHOLDERS' EQUITY
--------------------
      Common stock-par value $1
         Authorized 20,000,000 shares,
         issued 9,642,812 in 1999
         and 9,631,312 in 1998                                                    9,643                   9,631
      Capital surplus                                                            19,839                  19,627
      Retained earnings                                                          83,637                  79,003
      Accumulated other comprehensive income                                      2,478                   6,265
      Treasury stock, at cost, 214,900 shares
         at March 31, 1999 and 139,400 shares
         at December 31, 1998                                                    (7,175)                 (4,748)
                                                                             ----------              ----------
                                            TOTAL SHAREHOLDERS' EQUITY          108,422                 109,778
                                                                             ----------              ----------

                                            TOTAL LIABILITIES AND
                                             SHAREHOLDERS' EQUITY            $1,429,669              $1,430,057
                                                                             ==========              ==========


See accompanying notes.

                                          MISSISSIPPI VALLEY BANCSHARES, INC.
                                          -----------------------------------
                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      -------------------------------------------
                                                      (UNAUDITED)
                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                        ----------------------------
                                                                                          1999                 1998
                                                                                        -------              -------
Interest income:
   Interest and fees on loans                                                           $20,126              $18,842
   Held to maturity securities:
       Taxable                                                                              480                  750
       Tax-exempt                                                                           144                  152
   Available for sale securities                                                          5,274                5,231
   Other                                                                                     82                  177
                                                                                        -------              -------
                                            TOTAL INTEREST INCOME                        26,106               25,152
                                                                                        -------              -------

Interest expense:
   Deposits                                                                              11,746               12,202
   Short-term borrowings                                                                    750                1,005
   Long-term borrowings                                                                     256                  288
                                                                                        -------              -------

                                            TOTAL INTEREST EXPENSE                       12,752               13,495
                                                                                        -------              -------

                                            NET INTEREST INCOME                          13,354               11,657
Provision for possible loan losses                                                        1,749                  900
                                                                                        -------              -------

                                            NET INTEREST INCOME AFTER
                                PROVISION FOR POSSIBLE LOAN LOSSES                       11,605               10,757
                                                                                        -------              -------

Other income:
   Service charges                                                                          542                  470
   Securities gains/(losses), net on:
      Sales of available for sale securities                                               (830)                 172
   Trading profits and commissions                                                        3,050                  422
   Other                                                                                    799                  655
                                                                                        -------              -------
                                                                                          3,561                1,719
                                                                                        -------              -------
Other expenses:
   Employee compensation and
      other benefits                                                                      3,242                3,002
   Net occupancy                                                                            356                  312
   Equipment                                                                                352                  310
   Advertising                                                                              280                  237
   Other                                                                                  2,188                1,696
                                                                                        -------              -------
                                                                                          6,418                5,557
                                                                                        -------              -------

                                            INCOME BEFORE INCOME TAXES                    8,748                6,919
Income taxes                                                                              3,259                2,479
                                                                                        -------              -------

                                            NET INCOME                                  $ 5,489              $ 4,440
                                                                                        =======              =======

Earnings per common share:
          Basic                                                                         $   .58              $   .47
          Diluted                                                                       $   .57              $   .45

See accompanying notes.

                                          MISSISSIPPI VALLEY BANCSHARES, INC.
                                          -----------------------------------
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               ----------------------------------------------------------
                                          YEAR TO DATE MARCH 31, 1999 AND 1998
                                                      (UNAUDITED)

                                                 (Dollars in Thousands)
                                                                                  Accumulated
                                                                                     Other-                     Total
                                     Commmon Stock                                   Compre-                    Share-      Compre-
                                     -------------        Capital      Retained      hensive     Treasury       holders'    hensive
                                 Shares       Amount      Surplus      Earnings      Income       Stock         Equity      Income
                                 ------       ------      -------      --------   -----------    --------      ---------    -------
1998

Balance at Jan. 1, 1998        9,519,212      $9,519      $17,561      $63,541      $2,486      $             $ 93,107     $
Net Income                                                               4,440                                   4,440       4,440
Issuance of common stock          57,000          57          447                                                  504
Treasury Stock Purchased                                                                           (839)          (839)
Cash dividends on:
   common stock                                                           (764)                                   (764)
Other comprehensive income,
  net of tax
  Unrealized gain on available
  for sale securities                                                                  228                         228         228
                               ---------      ------      -------      -------      ------      -------       --------     -------
Balance at March 31,
  1998                         9,576,212      $9,576      $18,008      $67,217      $2,714      $  (839)      $ 96,676
                               =========      ======      =======      =======      ======      =======       ========

Comprehensive Income                                                                                                       $ 4,668
                                                                                                                           =======


1999

Balance at Jan. 1, 1999        9,631,312      $9,631      $19,627      $79,003      $6,265      $(4,748)      $109,778     $
Net Income                                                               5,489                                   5,489       5,489
Issuance of common stock          11,500          12          212                                                  224
Treasury stock purchased                                                                         (2,427)        (2,427)
Cash dividends on:
   common stock                                                           (855)                                   (855)
Other comprehensive
  income, net of tax
  Unrealized loss, on available
  for sale securities                                                               (3,787)                     (3,787)     (3,787)
                               ---------      ------      -------      -------      ------      -------       --------     -------
Balance at March 31,
  1999                         9,642,812      $9,643      $19,839      $83,637      $2,478      $(7,175)      $108,422
                               =========      ======      =======      =======      ======      =======       ========

Comprehensive Income                                                                                                       $ 1,702
                                                                                                                           =======


See accompanying notes.

                                          MISSISSIPPI VALLEY BANCSHARES, INC.
                                          -----------------------------------
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    -----------------------------------------------
                                                      (UNAUDITED)
                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                    -----------------------------
                                                                                      1999                 1998
                                                                                    ---------            ---------
                                                                                       (dollars in thousands)
OPERATING ACTIVITIES
--------------------
   Net income                                                                       $  5,489             $  4,440
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for possible loan losses                                            1,749                  900
         Provision for depreciation and amortization                                     577                  417
         Accretion of discounts and amortization of
            premiums on securities                                                       (90)                  85
         Realized securities (gains) and losses, net                                     830                 (172)
         Net decrease (increase) in trading account securities                          (945)               1,241
         (Increase) decrease in interest receivable                                      687                 (181)
         Increase (decrease) in interest payable                                         119                   (1)
         Other, net                                                                   (6,944)               3,524
                                                                                    --------             --------
         NET CASH PROVIDED BY
            OPERATING ACTIVITIES                                                       1,472               10,253
                                                                                    --------             --------

INVESTING ACTIVITIES
--------------------
   Proceeds from maturities of held to maturity securities                                                  6,000
   Purchases of available for sale securities                                        (49,986)             (22,897)
   Proceeds from maturities of available for sale securities                           2,000
   Proceeds from sales and paydowns of
      available for sale securities                                                  120,483               58,388
   Purchases of premises and equipment                                                (3,223)                (942)
   Increase in loans outstanding, net                                                (76,810)             (23,051)
                                                                                    --------             --------
         NET CASH PROVIDED BY (USED IN)
            INVESTING ACTIVITIES                                                      (7,536)              17,498
                                                                                    --------             --------
FINANCING ACTIVITIES
--------------------
   Net increase (decrease) in deposits                                                 3,767              (11,193)
   Net increase in repurchase agreements
      and other short-term borrowings                                                    912                9,082
   Proceeds from sale of common stock                                                    224                  504
   Purchase of treasury stock                                                         (2,427)                (839)
   Cash dividends                                                                       (855)                (764)
                                                                                    --------             --------
         NET CASH PROVIDED BY (USED IN)
            FINANCING ACTIVITIES                                                       1,621               (3,210)
                                                                                    --------             --------
         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                                                       (4,443)              24,541

Cash and cash equivalents at beginning of period                                      27,017               47,442
                                                                                    --------             --------
         CASH AND CASH EQUIVALENTS
            AT END OF PERIOD                                                        $ 22,574             $ 71,983
                                                                                    ========             ========

See accompanying notes.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

1.  Basis of Presentation

    The condensed consolidated financial statements include the accounts of Mississippi Valley Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, Southwest Bank of St. Louis, Southwest Bank, Belleville (the "Banks") and MVBI Capital Trust. Significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the entire year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

    For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.  Comprehensive Income

    In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income, that established standards for the
     ------------------------------
reporting and display of comprehensive income and its components. Following is a summary of other comprehensive income components and related income tax effects:

                                       For the Three Months Ended March 31, 1999
                                       -----------------------------------------
                                                                Before-Tax           Tax           Net-of-Tax
                                                                  Amount           Expense           Amount
                                                                ----------         -------         ----------
                                                                             (dollars in thousands)
Unrealized losses on available
     for sale securities                                        $(6,656)          $(2,329)          $(4,327)

Less: reclassification adjustment
     for losses realized in net
     income                                                        (830)             (290)             (540)
                                                                -------           -------           -------

Net unrealized losses                                            (5,826)           (2,039)           (3,787)
                                                                -------           -------           -------

Other comprehensive income                                      $(5,826)          $(2,039)          $(3,787)
                                                                =======           =======           =======

                                       For the Three Months Ended March 31, 1998
                                       -----------------------------------------
                                                                Before-Tax           Tax           Net-of-Tax
                                                                  Amount           Expense           Amount
                                                                ----------         -------         ----------
                                                                             (dollars in thousands)
Unrealized gains (losses) on
     available for sale securities                                 $523              $183              $340

Less: reclassification adjustment
     for gains realized in net
     income                                                         172                60               112
                                                                   ----              ----              ----

Net unrealized gains                                                351               123               228
                                                                   ----              ----              ----

Other comprehensive
     income (loss)                                                 $351              $123              $228
                                                                   ====              ====              ====

3.      Earnings per Share

        Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding.

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                              --------------------------------------
                                                                                  1999                     1998
                                                                              -------------            -------------
                                                                        (dollars in thousands, except per share data)
BASIC:

Average common shares outstanding                                               9,495,556                9,541,949
                                                                               ==========               ==========

Net income                                                                     $    5,489               $    4,440
                                                                               ==========               ==========

Basic earnings per common share                                                $      .58               $      .47
                                                                               ==========               ==========

   Diluted earnings per share gives effect to the weighted average shares outstanding and average dilutive common share equivalents outstanding.

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                              --------------------------------------
                                                                                  1999                     1998
                                                                              -------------            -------------
                                                                        (dollars in thousands, except per share data)
DILUTED:

Average common shares outstanding                                               9,495,556                9,541,949
Average common stock equivalents of
   options outstanding-based on the
   treasury stock method using market price                                       152,022                  339,079
                                                                               ----------               ----------
                                                                                9,647,578                9,881,028
                                                                               ==========               ==========

Net income                                                                     $    5,489               $    4,440
                                                                               ==========               ==========
Diluted earnings per common share                                              $      .57               $      .45
                                                                               ==========               ==========

ITEM 2.
-------
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 -----------------------------------------------
                      OF OPERATIONS AND FINANCIAL CONDITION
                      -------------------------------------

   The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1998.

SUMMARY OF EARNINGS
-------------------

   Consolidated net income for the first quarter of 1999 was $5,489,000, up $1,049,000 or 23.6% from the $4,440,000 earned during the first quarter of 1998. On a per share basis, net income was $.57, up 26.7% from $.45 in the same period of the prior year. The improved performance was due to a combination of factors. Greater net interest income and interest rate hedging activities which generated trading profits of $2.7 million were two factors aiding the first quarter's earnings performance. Limiting the first three months of 1999's earnings were securities losses of $830,000 and an increased loan loss provision of $1,749,000 compared with $900,000 in the first quarter of 1998. Due to sharp loan growth and net loan charge-offs of $216,000 in the first quarter of 1999, the Company increased its loan loss provision.

   For the quarter, the Company's return on average assets was 1.56%, up from 1.37% in the first quarter of 1998. The Company's return on equity was 19.62%, up from 18.39% in the first three months of 1998. Total assets at March 31, 1999 were $1.430 billion, total loans were $1.003 billion and deposits were $1.216 billion at the Company's six banking locations. At March 31, 1999, total equity capital was $108.4 million or 7.58% of assets.

NET INTEREST INCOME
-------------------

   The following discussion and tables set forth the composition of average interest-earning assets and interest-bearing liabilities along with accompanying interest income, expense, yields and rates, on a tax-equivalent basis. The tax-equivalent adjustments were approximately $63,000 and $68,000, for the three months ended March 31, 1999 and 1998, respectively. Net interest income on a tax equivalent basis, divided by average interest-earning assets, represents the Company's net interest margin.


Three months ended March 31, 1999 and 1998
------------------------------------------

   Total tax-equivalent interest income for the three months ended March 31, 1999 was $26,169,000, up $949,000 compared to the same period in 1998. The $96 million increase in the volume of average loans outstanding was primarily responsible for the increased interest earnings. Lower yields on all earning assets reduced the positive impact of the increased loans. Overall asset yields were 7.81% in the first quarter of 1999 compared to 8.12% in the same period of 1998. Funding the Company's asset growth was a $102 million increased in average total deposits. Average money market deposits grew $128 million while time deposits declined $46 million. All other deposits increased $20 million above prior year levels.

   Total interest expense for the first quarter of 1999 was $12,752,000, down $743,000 from $13,495,000 in the first quarter of 1998. Lower rates paid on all interest bearing liabilities were primarily responsible for the reduced interest expense in the first quarter of 1999 compared to 1998. Overall rates paid on total interest bearing liabilities declined to 4.39% from 4.97% in the first quarter of 1998.

   Total tax equivalent net interest income increased $1,692,000 due to the combination of increased interest income and lower interest expense. The Company's net interest margin rose to 3.99% in the first quarter of 1999, up from 3.77% in the same period in 1998 as the decline in rates paid exceeded the reduced asset yields.

                                               AVERAGE BALANCES, INTEREST AND RATES
                                                                            THREE MONTHS ENDED MARCH 31,
                                               ------------------------------------------------------------------------------------
                                                                  1999                                          1998
                                               --------------------------------------        --------------------------------------
                                                                 INTEREST                                      INTEREST
                                                AVERAGE          INCOME/       YIELD/         AVERAGE          INCOME/      YIELD/
                                                BALANCE          EXPENSE        RATE          BALANCE          EXPENSE       RATE
                                               ----------        -------       ------        ----------        -------      -------
                                                                            (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Loans<F1><F2>
      Taxable                                  $  946,504        $20,126        8.61%        $  850,403        $18,842        8.97%
      Tax-exempt<F3>
   Held to maturity securities
      Taxable                                      30,712            480        6.27             47,530            750        6.36
      Tax-exempt<F3>                                8,117            207       10.20              8,538            220       10.32
   Available for sale securities                  363,726          5,274        5.83            337,041          5,231        6.26
   Trading account securities                         576             10        7.02                867             15        7.23
   Federal Funds sold and other short-
      term investments                              6,141             72        4.78             11,722            162        5.60
                                               ----------        -------                     ----------        -------
            Total interest-earning assets      $1,355,776         26,169        7.81%         1,256,101         25,220        8.12%
Noninterest-earning assets:                                      -------                                       -------
   Cash and due from banks                         23,799                                        23,900
   Bank premises and equipment                     22,451                                        13,848
   Other assets                                    23,524                                        21,724
   Allowance for possible loan losses             (18,436)                                      (15,019)
                                               ----------                                    ----------
            Total assets                       $1,407,114                                    $1,300,554
                                               ==========                                    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities:
   NOW accounts                                $   27,270        $    93        1.38%        $   23,887        $   101        1.72%
   Money market accounts                          715,533          7,399        4.19            587,055          6,907        4.77
   Savings deposits                                25,668            188        2.97             23,501            172        2.97
   Time deposits of $100,000 or more               36,318            440        4.91             33,819            449        5.39
   Other time deposits                            288,970          3,626        5.09            338,016          4,573        5.49
                                               ----------        -------                     ----------        -------
          Total interest-bearing deposits       1,093,759         11,746        4.36          1,006,278         12,202        4.92
   Federal funds purchased, repurchase
      agreements and other short-term
      borrowings                                   70,316            750        4.33             79,928          1,005        5.08
   Capital trust debentures                        14,950            256        6.84             14,950            288        7.70
                                               ----------        -------                     ----------        -------
          Total interest-bearing liabilities    1,179,025         12,752        4.39%         1,101,156         13,495        4.97%
                                                                 -------                                       -------
Noninterest-bearing liabilities:
   Demand deposits                                112,369                                        98,050
   Other liabilities                                3,831                                         4,794
Shareholders' equity                              111,889                                        96,554
                                               ----------                                    ----------
          Total liabilities and
             shareholders' equity              $1,407,114                                    $1,300,554
                                               ==========                                    ==========
          Net interest income                                    $13,417                                       $11,725
                                                                 =======                                       =======
          Net interest margin                                                  3.99%                                         3.77%
                                                                              =====                                         =====

--------------------------
<F1>  For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received.
<F2>  Interest income on loans includes loan fees, which were not material to any period presented.
<F3>  Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $63,000 and $68,000 for the three months ended March 31, 1999 and 1998, respectively.

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

                           CHANGES IN INTEREST INCOME AND EXPENSE, VOLUME AND RATE VARIANCES
                                                                                     THREE MONTHS ENDED
                                                                                       MARCH 31, 1999
                                                                                         COMPARED TO
                                                                                       MARCH 31, 1998
                                                                      ----------------------------------------------
                                                                      INCREASE (DECREASE) ATTRIBUTABLE TO CHANGE IN:
                                                                      ----------------------------------------------
                                                                                         YIELD/               NET
                                                                       VOLUME             RATE               CHANGE
                                                                      --------          --------            --------
                                                                                  (DOLLARS IN THOUSANDS)
INTEREST EARNED ON:
   Loans<F1><F2>                                                       $2,062           $  (778)             $1,284
   Held to maturity securities:
      Taxable                                                            (259)              (11)               (270)
      Tax-exempt<F1>                                                      (10)               (3)                (13)
   Available for sale securities                                          406              (363)                 43
   Trading account securities                                              (5)                                   (5)
   Federal funds sold and other short-
      term investments                                                    (69)              (21)                (90)
                                                                       ------           -------              ------
         Total interest income                                          2,125            (1,176)                949
                                                                       ------           -------              ------
INTEREST PAID ON:
   NOW accounts                                                            13               (21)                 (8)
   Money market accounts                                                1,396              (904)                492
   Savings                                                                 16                                    16
   Time deposits of $100,000 or more                                       32               (41)                 (9)
   Other time deposits                                                   (631)             (316)               (947)
   Federal funds purchased, repurchase
      agreements and other short-term
      borrowings                                                         (114)             (141)               (255)
   Long-term borrowings                                                   (16)              (16)                (32)
                                                                       ------           -------              ------
         Total interest expense                                           696            (1,439)               (743)
                                                                       ------           -------              ------
         Net interest income                                           $1,429           $   263              $1,692
                                                                       ======           =======              ======

-------------------------------
<F1>  Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The approximate tax equivalent adjustment was $63,000 and $68,000 for the three months ended March 31, 1999 and 1998.

<F2>  Average balances included nonaccrual loans.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

The provision for possible loan losses for the first quarter of 1999 was $1,749,000, up from $900,000 for the same period last year. The Company increased its provision expense for the quarter primarily because of the sharp loan growth and net loan charge-offs. The annualized ratio of net charge-offs to average loans for the first three months of 1999 was .09%, down from the first quarter last year. Net loan charge-offs were $216,000 and $490,000 for the first quarter of 1999 and 1998, respectively.

The allowance for possible loan losses was $19.7 million or 1.96% of loans outstanding at March 31, 1999. This compared to $18.1 million at the end of 1998 and $15.3 million, or 1.76% of loans at March 31, 1998. In management's judgement, the allowance for possible loan losses is considered adequate to absorb potential losses in the loan portfolio.

The following table summarizes, for the periods indicated, activity in the allowance for possible loan losses:

                                  Summary of Loan Loss Experience and Related Information
                                  -------------------------------------------------------
                                                                    Three Months
                                                                  Ended March 31,
                                                       -----------------------------------
                                                           1999                     1998
                                                       -----------               ---------
                                                                (dollars in thousands)
Allowance for possible loan losses
   (beginning of period)                               $   18,144                $ 14,892
Loans charged off                                            (467)                   (718)
Recoveries of loans previously
   charged off                                                251                     228
                                                       ----------                --------
          Net loans charged off                              (216)                   (490)
                                                       ----------                --------
Provision for possible loan losses                          1,749                     900
                                                       ----------                --------
Allowance for possible loan losses
   (end of period)                                     $   19,677                $ 15,302
                                                       ==========                ========

Loans outstanding:
      Average                                          $  946,504                $850,403
      End of period                                     1,002,555                 869,652

Ratio of allowance for possible
   loan losses to loans outstanding:
      Average                                                2.08%                   1.80%
      End of period                                          1.96%                   1.76%

Ratio of net charge-offs to
   average loans outstanding, annualized:                     .09                     .23

      The following table summarizes nonperforming assets at the dates indicated:

                                                                    March 31,        December 31,        March 31,
                                                                      1999               1998              1998
                                                                   ----------        ------------        ---------
                                                                                  (dollars in thousands)
Nonaccrual loans                                                   $    1,078          $  1,457          $  3,003
Loans past due 90 days or more                                             33
Restructured loans                                                        108               112               131
                                                                   ----------          --------          --------
      Total nonperforming loans                                         1,219             1,569             3,134
Other real estate                                                         160               160               340
                                                                   ----------          --------          --------
      Total nonperforming assets                                   $    1,379          $  1,729          $  3,474
                                                                   ==========          ========          ========
Loans, net of unearned discount                                    $1,002,555          $925,961          $869,652
Allowance for possible loan
   losses to loans                                                       1.96%             1.96%             1.76%
Nonperforming loans to loans                                              .12               .17               .36
Allowance for possible loan losses
   to nonperforming loans                                            1,614.19          1,156.41            488.26
Nonperforming assets to loans
    and foreclosed assets                                                 .14               .19               .40

NONINTEREST INCOME
------------------
For the first quarter of 1999 total noninterest income was $3,561,000, up from $1,719,000 in the same period in 1998. Net realized securities losses of $830,000 in 1999 compared to securities gains of $172,000 in 1998. During the first quarter of 1999 the Company entered into short positions in various futures contracts to hedge against the possibility of higher interest rates and the resulting potential impact on the securities portfolio. Mark-to-market adjustments, as well as realized gains on these interest-rate derivative trading activities advanced 1999 trading profits and commissions approximately $2.7 million above prior year first quarter levels. Additional service charges on deposit accounts and greater operating lease income further increased total noninterest income for the first three months of 1999.

NONINTEREST EXPENSE
-------------------
Total noninterest expense for the first quarter of 1999 was $6,418,000, up $861,000 from $5,557,000 in the first three months of 1998. Overall Company growth, merit increases and greater benefit expenses were partially responsible for the increased overhead costs. Increased advertising, occupancy and equipment costs and other operating expenses, due in part to the operating costs for the Belleville office which opened in September 1998, also advanced total noninterest expense costs for 1999 above prior year levels.

CAPITAL MANAGEMENT AND RESOURCES
--------------------------------

   As of March 31, 1999, the Company's total shareholders' equity was $108.4 million. New capital was provided by the Company's first quarter net earnings and by the exercise of stock options. Offsetting the Company's capital accumulation were the payments of cash dividends on common stock and the repurchase of 75,500 shares of common stock in connection with the Company's stock repurchase plan.

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

   These regulatory guidelines require that Tier 1 capital equal or exceed 4.00% of risk-weighted assets, and that the risk-based capital ratio equal or exceed 8.00%. As of March 31, 1999 and December 31, 1998 the Company's Tier 1 capital was 11.43% and 11.96 of risk-weighted assets, and total risk-based capital was 12.70% and 13.22% of risk-weighted assets, respectively.

   The minimum acceptable ratio of Tier 1 capital to total assets, or leverage ratio, has been established at 3.00%. As of March 31, 1999 and December 31, 1998, the Company's leverage ratio was 8.64% and 8.56%, respectively.

   Management believes that a strong capital position provided by a mix of equity and long-term debt is essential. It provides safety and security for depositors, and enhances Company value for shareholders by providing opportunities for growth with the selective use of leverage.

IMPACT OF YEAR 2000

Like many financial institutions, the Company and its subsidiaries rely upon computers for the daily conduct of their business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to read the new year and that there may be widespread computer malfunctions. In order for computer systems to function properly, systems must be Year 2000 compliant or able to accurately identify date information in the 20th and 21st centuries. The Company has defined Year 2000 compliant as the ability of software and hardware systems to correctly receive, process and provide date data within and between the 20th and 21st centuries. The inability to accurately process data related information would have a material impact on the Company's operation and financial condition. To mitigate the risks of a Year 2000 failure, a Year 2000 action plan has been developed and implemented.

Company Readiness - A comprehensive plan for addressing Year 2000 issues was formulated, including allocating sufficient human and financial resources to insure successful implementation. A detailed inventory was conducted of all hardware and software products that are utilized by the Company. An inventory of equipment that uses embedded computer chips (i.e. facilities) has been completed. Hardware and software systems that possess date sensitive applications were identified and prioritized based on their level of importance in maintaining financial integrity and in delivery of services to the Company's customers. The renovation phase of the plan included upgrading necessary systems to Year 2000 compliant status, which is 95% complete. The Company does not possess any internally developed or programmed software or hardware. All hardware and software has been provided by third parties under licensing agreements. Upgraded systems that are certified by the vendor as Year 2000 compliant have and will be installed as needed. The testing phase of the plan includes testing all critical hardware and software systems to validate the compliant and upgraded systems. In addition, systems have and will continue to be tested for compatibility with other system interfaces.

Year 2000 Status - To date, all critical systems have been tested. Although most of the Company's significant systems, including general ledger, deposits and loans would be materially impacted by a year 2000 failure, this risk is mitigated by vendor Year 2000 certifications and comprehensive internal testing. Testing will continue during 1999 on less significant systems and interfaces with outside parties.

Third Party Exposure - The Company has gathered information about the Year 2000 compliance status of customers with significant credit relationships and with providers of certain third party services. To date, the Company is not aware of any third party service providers or loan customers that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that these entities will be Year 2000 ready. The inability of third parties to complete their Year 2000 programs in a timely manner could materially impact the Company.

Contingency Planning - The Company has existing business continuity plans that address its response to disruption to business due to natural disasters, utility outages or other occurrences.

The Company is developing business continuity plans specific to Year 2000 issues that are based on these existing plans. The plans involve, among other actions, manual workarounds and adjusting staffing strategies. The Company intends to complete these detailed business continuity plans during the second quarter of 1999. Testing these plans is scheduled to take place in the second quarter of 1999. In addition, funding plans are being developed to insure that adequate levels of liquid assets are available for customers.

Year 2000 Costs - The total cost of the Year 2000 project is estimated at $200,000 and is funded through operating cash flows. To date, the Company has incurred approximately $149,000 related to all phases of the Year 2000 project.

Overall Year 2000 Risks - Management of the Company believes it has a reasonably effective program in place to resolve any substantial Year 2000 issues which it has identified. Disruptions in the economy generally resulting from Year 2000 issues could adversely affect the Company. The Company could be subject to litigation for computer system failures of its own or a third party with which it does business. If a major borrower experiences disruption in its own business, it could have a material impact on the Company. The amount of potential liability cannot be reasonably estimated at this time.

This is a Year 2000 Readiness Disclosure pursuant to the Year 2000 Readiness Disclosure Act. Forward-looking statements contained in this Year 2000 discussion should be read in conjunction with the cautionary statements included below under the caption "Forward-Looking Statements."

FORWARD-LOOKING STATEMENTS
Certain statements in this report that relate to the plans, objectives or future performance of Mississippi Valley Bancshares, Inc. may be deemed to be forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements are based on Mississippi Valley Bancshares, Inc.'s current management expectations. Actual strategies and results in future periods may differ materially from those currently expected because of various risks and uncertainties. Additional discussion of factors affecting Mississippi Valley Bancshares, Inc.'s business and prospects is contained in the Company's periodic filings with the Securities and Exchange Commission.

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




                                    MISSISSIPPI VALLEY BANCSHARES, INC.
                                    -----------------------------------
                                                (Registrant)


Date:  May 13, 1999                 /s/ Paul M. Strieker
       ------------                 ------------------------------------------
                                    Paul M. Strieker, Executive Vice President,
                                    Controller and Chief Financial Officer
                                    (on behalf of the Registrant and as
                                    Principal Financial and Accounting Officer)

                       MISSISSIPPI VALLEY BANCSHARES, INC.

                                 EXHIBIT INDEX

                                   FORM 10-Q

                  For the quarterly period ended March 31, 1999


Exhibit
Number                                 Description of Exhibit
-------                                ----------------------
4.1                                    Mississippi Valley Bancshares,
                                         Inc. 1991 Stock Option Plan
                                         (Five-Year Options)(As
                                         Amended through 2-17-99)


4.2                                    Second Amendment and
                                         Restatement of the Southwest
                                         Bank 401(k) Retirement
                                         Savings Plan


4.3                                    Amendment and Restatement
                                         of the Southwest Bank 401(k)
                                         Retirement Savings Trust
                                         Agreement