Form 10-Q
period 1999-06-30
MISSISSIPPI VALLEY BANCSHARES INC
filed 1999-08-06
CIK 809352

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1999
                                ----------------------------------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    --------------------

                             Commission file number       0-22008
                                                    --------------------------

                       MISSISSIPPI VALLEY BANCSHARES, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      MISSOURI                                43-1336298
-----------------------------------------------         ----------------------
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                    Identification No.)

 700 Corporate Park Drive, St. Louis, Missouri                  63105
-----------------------------------------------         ------------------------
  (Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number, including area code)  (314) 268-2580
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
Yes   X        No      .
    -----         -----

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF JULY 30, 1999:


   Common Stock, $1.00 par value                              9,330,612
   -----------------------------                      ------------------------
               Class                                       Number of Shares

             THIS DOCUMENT CONSTITUTES PART OF A PROSPECTUS COVERING SECURITIES THAT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933.

                       MISSISSIPPI VALLEY BANCSHARES, INC.
                       -----------------------------------

                                              INDEX
                                              -----
                                                                                           Page No.
                                                                                           --------
PART I.     FINANCIAL INFORMATION
            ---------------------

            ITEM 1.  Financial Statements

                     Condensed Consolidated Balance Sheets --
                        June 30, 1999 and December 31, 1998                                    3

                     Condensed Consolidated Statements of
                        Income -- Quarters Ended June 30, 1999
                        and June 30, 1998 and Six Months Ended
                        June 30, 1999 and June 30, 1998                                        4

                     Consolidated Statements of Changes in
                        Shareholders' Equity -- Six Months
                        Ended June 30, 1999 and June 30, 1998                                  5

                     Condensed Consolidated Statements of
                        Cash Flows -- Six Months Ended
                        June 30, 1999 and June 30, 1998                                        6

                     Notes to Condensed Consolidated
                        Financial Statements                                                  7-8


            ITEM 2.  Management's Discussion and Analysis
                        of Results of Operations and
                        Financial Condition                                                   9-18


PART II.    OTHER INFORMATION
            -----------------

            ITEM 4.  Submission of Matters to a Vote of Security Holders                       19

            ITEM 6.  Exhibits and Reports on Form 8-K                                          19

SIGNATURE                                                                                      20
---------

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1.
-------

                                                  FINANCIAL STATEMENTS
                                                  --------------------

                                          MISSISSIPPI VALLEY BANCSHARES, INC.
                                          -----------------------------------

                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                         -------------------------------------

                                                                       June 30, 1999          December 31, 1998
                                                                                                (Derived from
                                                                        (Unaudited)          Audited Statements)
                                                                        -----------          -------------------
                                                                               (dollars in thousands)
ASSETS
------
    Cash and due from banks                                              $   30,656              $   27,017
    Federal funds sold                                                       72,050
    Held to maturity securities
       (fair value of $37,502 and
         $40,283, respectively)                                              36,870                  38,815
    Available for sale securities                                           265,192                 400,087
    Trading account securities                                                1,127                     302
    Loans, net of
       unearned income                                                    1,039,937                 925,961
    Allowance for possible loan losses                                       20,378                  18,144
                                                                         ----------              ----------
                Net loans                                                 1,019,559                 907,817
    Premises and equipment                                                   28,588                  20,755
    Other assets                                                             45,421                  35,264
                                                                         ----------              ----------

                             TOTAL ASSETS                                $1,499,463              $1,430,057
                                                                         ==========              ==========
LIABILITIES
-----------
    Deposits:
    Non-interest bearing                                                 $  128,835              $  125,235
    Interest bearing                                                      1,130,188               1,086,570
                                                                         ----------              ----------
         Total deposits                                                   1,259,023               1,211,805
    Securities sold under agreements
       to repurchase                                                         32,619                  41,605
    Other short-term borrowings                                              62,919                  36,853
    Guaranteed preferred beneficial interests
       in subordinated debentures                                            14,950                  14,950
    Other liabilities                                                        22,158                  15,066
                                                                         ----------              ----------

                             TOTAL LIABILITIES                            1,391,669               1,320,279
                                                                         ----------              ----------
SHAREHOLDERS' EQUITY
--------------------
    Common stock-par value $1
        Authorized 20,000,000 shares,
          issued 9,642,812 in 1999
          and 9,631,312 in 1998                                               9,643                   9,631
    Capital surplus                                                          19,839                  19,627
    Retained earnings                                                        88,443                  79,003
    Accumulated other comprehensive income (loss)                              (360)                  6,265
    Treasury stock, at cost, 294,900 shares
          at June 30, 1999 and 139,400 shares
          at December 31, 1998                                               (9,771)                 (4,748)
                                                                         ----------              ----------
          TOTAL SHAREHOLDERS' EQUITY                                        107,794                 109,778
                                                                         ----------              ----------
          TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY                                        $1,499,463              $1,430,057
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

                                          MISSISSIPPI VALLEY BANCSHARES, INC.
                                          -----------------------------------
                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      -------------------------------------------
                                                      (UNAUDITED)

                                                                  Quarter Ended                Six Months Ended
                                                                     June 30                        June 30
                                                             ----------------------        ----------------------
                                                              1999            1998           1999           1998
                                                             -------        -------        -------        -------
                                                                 (dollars in thousands, except per share data)
Interest income:
   Interest and fees on loans                                $21,616        $19,777        $41,742        $38,619
   Held to maturity securities:
      Taxable                                                    471            653            951          1,403
      Tax-exempt                                                 143            151            287            303
   Available for sale securities                               4,146          4,299          9,420          9,530
   Other                                                         292            591            374            768
                                                             -------        -------        -------        -------
               TOTAL INTEREST INCOME                          26,668         25,471         52,774         50,623
                                                             -------        -------        -------        -------
Interest expense:
   Deposits                                                   11,719         12,325         23,465         24,527
   Short-term borrowings                                         877            771          1,627          1,776
   Long-term borrowings                                          252            279            508            567
                                                             -------        -------        -------        -------

               TOTAL INTEREST EXPENSE                         12,848         13,375         25,600         26,870
                                                             -------        -------        -------        -------

               NET INTEREST  INCOME                           13,820         12,096         27,174         23,753
Provision for possible loan losses                             1,256          1,000          3,005          1,900
                                                             -------        -------        -------        -------

               NET INTEREST INCOME AFTER
      PROVISION FOR POSSIBLE LOAN LOSSES                      12,564         11,096         24,169         21,853
                                                             -------        -------        -------        -------

Other income:
   Service charges                                               573            476          1,115            946
   Securities gains/(losses), net on:
      Sales of held to maturity securities
      Sales of available for sale securities                     415            509           (415)           681
   Trading profits and commissions                             1,587            186          4,637            608
   Other                                                       1,024            810          1,823          1,465
                                                             -------        -------        -------        -------
                                                               3,599          1,981          7,160          3,700
                                                             -------        -------        -------        -------

Other expenses:
   Employee compensation and
      other benefits                                           3,541          2,894          6,783          5,896
   Net occupancy                                                 396            364            752            676
   Equipment                                                     411            340            763            650
   Advertising                                                   312            249            592            486
   Other                                                       2,482          1,955          4,670          3,651
                                                             -------        -------        -------        -------
                                                               7,142          5,802         13,560         11,359
                                                             -------        -------        -------        -------

               INCOME BEFORE INCOME TAXES                      9,021          7,275         17,769         14,194
Income taxes                                                   3,374          2,625          6,633          5,104
                                                             -------        -------        -------        -------

               NET INCOME                                    $ 5,647        $ 4,650        $11,136        $ 9,090
                                                             =======        =======        =======        =======

Earnings per common share:
   Basic                                                     $   .60        $   .48        $  1.18        $   .95
   Diluted                                                   $   .59        $   .47        $  1.16        $   .92

See accompanying notes.

                                          MISSISSIPPI VALLEY BANCSHARES, INC.
                                          -----------------------------------
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               ----------------------------------------------------------
                                          YEAR TO DATE JUNE 30, 1999 AND 1998
                                                      (UNAUDITED)

                                                 (Dollars in Thousands)


                                                                              Accumulated                Total
                                  Common Stock                                   Other                   Share-
                                  ------------         Capital     Retained  Comprehensive   Treasury   holders'    Comprehensive
                                Shares      Amount     Surplus     Earnings     Income        Stock     Equity          Income
                              ---------     ------     -------     --------  -------------   --------  --------     -------------
1998

Balance at Jan. 1, 1998       9,519,212     $9,519     $17,561     $63,541     $ 2,486     $           $ 93,107     $
Net Income                                                           9,090                                9,090       9,090
Issuance of common stock         90,200         90         787                                              877
Treasury Stock Purchased                                                                      (839)        (839)
Cash dividends on:
   common stock                                                     (1,530)                              (1,530)
Other comprehensive income
   net of tax
   Unrealized gain on
    available for sale
    securities                                                                     430                      430         430
                              ---------     ------     -------     -------     -------     -------     --------     -------
Balance at June 30,
   1998                       9,609,412     $9,609     $18,348     $71,101     $ 2,916     $  (839)    $101,135
                              =========     ======     =======     =======     =======     =======     ========

Comprehensive Income                                                                                                $ 9,520
                                                                                                                    =======

1999

Balance at Jan. 1, 1999       9,631,312     $9,631     $19,627     $79,003     $ 6,265     $(4,748)    $109,778     $
Net Income                                                          11,136                               11,136      11,136
Issuance of common stock         11,500         12         212                                              224
Treasury stock purchased                                                                    (5,023)      (5,023)
Cash dividends on:
   common stock                                                     (1,696)                              (1,696)
Other comprehensive
   income, net of tax
   Unrealized loss, on
    available for sale
    securities                                                                  (6,625)                  (6,625)     (6,625)
                              ---------     ------     -------     -------     -------     -------     --------     -------

Balance at June 30,
   1999                       9,642,812     $9,643     $19,839     $88,443     $  (360)    $(9,771)    $107,794
                              =========     ======     =======     =======     =======     =======     ========

Comprehensive Income                                                                                                $ 4,511
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

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                ---------------------------------
                                                                                   1999                   1998
                                                                                ---------                --------
                                                                                     (dollars in thousands)
OPERATING ACTIVITIES
--------------------
   Net income                                                                   $  11,136                $  9,090
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Provision for possible loan losses                                               3,005                   1,900
   Provision for depreciation and amortization                                      1,190                     859
   Accretion of discounts and amortization of
     premiums on securities                                                          (206)                    (15)
   Realized securities (gains) and losses, net                                        415                    (681)
   Net (increase) decrease in trading account securities                             (825)                    897
   Net decrease in interest receivable                                                765                     456
   Decrease in interest payable                                                      (253)                   (229)
   Other, net                                                                        (512)                   (849)
                                                                                ---------                --------
         NET CASH PROVIDED BY
          OPERATING ACTIVITIES                                                     14,715                  11,428
                                                                                ---------                --------
INVESTING ACTIVITIES
--------------------
   Proceeds from maturities of held to maturity securities                          2,000                  12,525
   Purchases of available for sale securities                                     (90,357)                (96,104)
   Proceeds from maturities of available for sale securities                       40,000                  30,000
   Proceeds from sales and paydowns of
     available for sale securities                                                174,797                  92,246
   Purchases of premises and equipment                                             (8,522)                 (2,961)
   Increase in loans outstanding, net                                            (114,747)                (45,837)
                                                                                ---------                --------
               NET CASH PROVIDED BY (USED IN)
                 INVESTING ACTIVITIES                                               3,171                 (10,131)
                                                                                ---------                --------
FINANCING ACTIVITIES
--------------------
   Net increase in deposits                                                        47,218                   7,891
   Net increase (decrease) in repurchase agreements
     and other short-term borrowings                                               17,080                    (870)
   Proceeds from sale of common stock                                                 224                     877
   Purchase of treasury stock                                                      (5,023)                   (839)
   Cash dividends                                                                  (1,696)                 (1,530)
                                                                                ---------                --------
               NET CASH PROVIDED BY
                 FINANCING ACTIVITIES                                              57,803                   5,529
                                                                                ---------                --------
               INCREASE IN CASH
                 AND CASH EQUIVALENTS                                              75,689                   6,826

Cash and cash equivalents at beginning of period                                   27,017                  47,442
                                                                                ---------                --------
               CASH AND CASH EQUIVALENTS
                 AT END OF PERIOD                                               $ 102,706                $ 54,268
                                                                                =========                ========


See accompanying notes.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           ----------------------------------------------------

1.    Basis of Presentation

      The condensed consolidated financial statements include the accounts of Mississippi Valley Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, Southwest Bank of St. Louis, Southwest Bank, Belleville (the "Banks"), MVBI Capital Trust and Mississippi Valley Capital Company, a venture capital subsidiary. Significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the entire year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

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

                                           For the Six Months Ended June 30, 1999
                                           --------------------------------------

                                                                     Before-Tax           Tax             Net-of-Tax
                                                                       Amount           Expense             Amount
                                                                     ----------         -------           ----------
                                                                                  (dollars in thousands)
Unrealized losses on available
   for sale securities                                               $(10,607)          $(3,712)          $(6,895)

Less: reclassification adjustment
   for losses realized in net
   income                                                                (415)             (145)             (270)
                                                                     --------           -------           -------

Net unrealized losses                                                 (10,192)           (3,567)           (6,625)
                                                                     --------           -------           -------

Other comprehensive income (loss)                                    $(10,192)          $(3,567)          $(6,625)
                                                                     ========           =======           =======

                                         For the Six Months Ended June 30, 1998
                                         --------------------------------------

                                                                                             Tax
                                                                     Before-Tax            Expense         Net-of-Tax
                                                                       Amount             (Benefit)          Amount
                                                                     ----------           ---------        ----------
                                                                                  (dollars in thousands)
Unrealized gains on
   available for sale securities                                        $1,343              $470              $873

Less: reclassification adjustment
   for gains realized in net
   income                                                                  681               238               443
                                                                        ------              ----              ----

Net unrealized gains                                                       662               232               430
                                                                        ------              ----              ----

Other comprehensive
   income                                                               $  662              $232              $430
                                                                        ======              ====              ====

3.  Earnings per Share

    Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding.

                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                        -----------------------------     -------------------------
                                                           1999               1998           1999          1998
                                                        ----------        -----------     ----------     ----------
                                                             (dollars in thousands, except per share data)
BASIC:

Average common shares outstanding                        9,367,253          9,574,347      9,431,050      9,558,237
                                                        ==========         ==========     ==========     ==========

Net income                                              $    5,647         $    4,650     $   11,136     $    9,090
                                                        ==========         ==========     ==========     ==========

Basic earnings per common share                         $      .60         $      .48     $     1.18     $      .95
                                                        ==========         ==========     ==========     ==========

    Diluted earnings per share gives effect to the weighted average shares outstanding and average dilutive common share equivalents outstanding.

                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                        -----------------------------     -------------------------
                                                           1999              1998            1999           1998
                                                        ----------        ----------      ----------     ----------
                                                             (dollars in thousands, except per share data)
DILUTED:

Average common shares outstanding                        9,367,253         9,574,347       9,431,050      9,558,237
Average common stock equivalents of
    options outstanding-based on the
    treasury stock method using market price               150,348           329,083         151,181        334,053
                                                        ----------        ----------      ----------     ----------
                                                         9,517,601         9,903,430       9,582,231      9,892,290
                                                        ==========        ==========      ==========     ==========

Net income                                              $    5,647        $    4,650      $   11,136     $    9,090
                                                        ==========        ==========      ==========     ==========

Diluted earnings per common share                       $      .59        $      .47      $     1.16     $      .92
                                                        ==========        ==========      ==========     ==========

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

SUMMARY OF EARNINGS
-------------------

      Consolidated net income for the second quarter of 1999 was $5,647,000, up $997,000 or 21.4% from the $4,650,000 earned during the second quarter of 1998. On a per share basis, net income was $.59, up from $.47 in the same period of the prior year. Greater net income was primarily a result of increased net interest income. Increased noninterest income was largely offset by greater noninterest expense and an increased provision for possible loan losses.

      Net income for the first half of 1999 was $11,136,000, up $2,046,000 or 22.5% from $9,090,000 for the first half of 1998. On a per share basis, net income was $1.16, up from $.92 in the first half of 1998. Greater net interest income and higher noninterest income were the primary contributors to the improved earnings performance. The Company's loan loss provision was $3,005,000, up from $1,900,000 for the first six months of 1998 because of significant loan growth. Loans increased $114 million in the first half of 1999 compared with $45 million in the same period in 1998. Total noninterest expenses were $13,560,000 for the first six months of 1999, up from $11,359,000 for the same period in 1998 due to Company growth and operating costs for the Belleville office which opened in September 1998.

      For the quarter and six months ended June 30, 1999, the Company's return on average assets was 1.58% and 1.57%, up from 1.44% and 1.40% in the same periods in 1998, respectively. At June 30, 1999, total equity capital was $107.8 million, up from $101.1 million at June 30, 1998. The Company's return on average equity was 20.67% and 20.14% for the quarter and six months ended June 30, 1999, up from 18.67% and 18.53% for the same periods in 1998, respectively. Total assets reached $1.50 billion with loans up to $1.04 billion at the end of June, 1999.

NET INTEREST INCOME
-------------------

      The following discussion and tables set forth the composition of average interest-earning assets and interest-bearing liabilities along with accompanying interest income, expense, yields and rates, on a tax-equivalent basis. The tax-equivalent adjustments were approximately $64,000, $68,000, $127,000 and $136,000 for the three months ended June 30, 1999 and 1998, and for the six months ended June 30, 1999 and 1998, respectively. Net interest income on a tax-equivalent basis, divided by average interest-earning assets, represents the Company's net interest margin.

THREE MONTHS ENDED JUNE 30, 1999 AND 1998
-----------------------------------------

      Total tax-equivalent interest income for the three months ended June 30, 1999 was $26,732,000, up $1,193,000 compared to the same period in 1998.
The $146 million increase in the volume of average loans outstanding was primarily responsible for the increase in interest earnings for the second quarter of 1999. Overall asset yields were 7.81% in the second quarter of 1999, down 36 basis points from 8.17% earned in the same period in 1998 as all asset yields declined from prior year levels. Funding the Company's loan growth were increased money market deposits.

      Total interest expense for the second quarter of 1999 was $12,848,000, down $527,000 from $13,375,000 in the second three months of 1998. Reducing the effects of the increased money market account interest expense were lower rates paid on all fund sources.

      Overall tax-equivalent net interest income increased $1,720,000 as interest income rose $1,193,000 and interest expense declined $527,000. The Company's net interest margin improved to 4.05%, up 16 basis points from 3.89% in the same period in 1998.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998
---------------------------------------

      Total tax equivalent interest income for the first six months of 1999 was $52,901,000, up $2,142,000 from $50,759,000 in the same period in 1998.
The $121 million increase in average loans was primarily responsible for generating the increase in interest earnings from 1998 to 1999. Across-the-board lower asset yields limited the increase in interest earnings. Overall asset yields were 7.81% for the first six months of 1999, down from 8.14% for the same period in 1998. Funding the asset growth in the first half of 1999 were greater money market deposits.

      Total interest expense for the first half of 1999 was $25,600,000, down $1,270,000 from $26,870,000 in the same period in 1998. Additional interest expense generated by increased money market deposits was more than offset by reduced time deposits and the lower rates paid on all fund sources in 1999. Overall rates paid on total interest bearing liabilities declined to 4.35% from 4.94% in the first six months of 1998.

      In summary, total tax-equivalent net interest income increased $3,412,000 as interest income improved $2.1 million and interest expense grew $1.3 million. The Company's net interest margin for the first six months of 1999 was 4.02%, up from 3.83% in the same period in 1998.

                                          AVERAGE BALANCES, INTEREST AND RATES
                                                                      THREE MONTHS ENDED JUNE 30,
                                           ---------------------------------------------------------------------------------
                                                            1999                                         1998
                                           -------------------------------------        ------------------------------------
                                                           INTEREST                                     INTEREST
                                            AVERAGE        INCOME/       YIELD/          AVERAGE        INCOME/       YIELD/
                                            BALANCE        EXPENSE        RATE           BALANCE        EXPENSE        RATE
                                           ----------      -------      --------        ----------      -------      -------
                                                                       (dollars in thousands)
ASSETS
Interest-earning assets:
   Loans<F1><F2>
      Taxable                              $1,033,976      $21,617       8.38%          $  888,423      $19,777       8.93%
      Tax-exempt<F3>
   Held to maturity securities
      Taxable                                  29,966          471       6.29               41,252          653       6.34
      Tax-exempt<F3>                            8,143          207      10.17                8,391          219      10.43
   Available for sale securities              276,724        4,145       6.00              272,936        4,300       6.31
   Trading account securities                   1,307           21       6.44                  625           10       6.61
   Federal Funds sold and other short-
      term investments                         22,653          271       4.79               42,071          580       5.53
                                           ----------      -------                      ----------      -------
            Total interest-earning assets   1,372,769       26,732       7.81            1,253,698       25,539       8.17
                                                           -------                                      -------
Noninterest-earning assets:
   Cash and due from banks                     26,643                                       24,045
   Bank premises and equipment                 26,171                                       14,897
   Other assets                                21,241                                       18,935
   Allowance for possible loan losses         (20,101)                                     (15,460)
                                           ----------                                   ----------
            Total assets                   $1,426,723                                   $1,296,115
                                           ==========                                   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   NOW accounts                            $   29,027      $    88       1.21%          $   25,409      $   109       1.72%
   Money market accounts                      729,014        7,617       4.19              605,435        7,192       4.76
   Savings deposits                            26,833          196       2.93               24,204          177       2.93
   Time deposits of $100,000 or more           35,642          408       4.60               35,221          465       5.29
   Other time deposits                        280,091        3,410       4.88              325,709        4,382       5.40
                                           ----------      -------                      ----------      -------
            Total interest-bearing
               deposits                     1,100,607       11,719       4.27            1,015,978       12,325       4.87
   Federal funds purchased, repurchase
      agreements and other short-term
      borrowings                               80,033          876       4.38               62,019          771       4.99
   Guaranteed Preferred Beneficial
      Interests in Subordinated
         Debentures                            14,950          253       6.76               14,950          279       7.46
                                           ----------      -------                      ----------      -------
            Total interest-bearing
              liabilities                   1,195,590       12,848       4.31            1,092,947       13,375       4.91
                                                           -------                                      -------
Noninterest-bearing liabilities:
   Demand deposits                            120,275                                      101,209
   Other liabilities                            1,589                                        2,332
Shareholders' equity                          109,269                                       99,627
                                           ----------                                   ----------
            Total liabilities and
              shareholders' equity         $1,426,723                                   $1,296,115
                                           ==========                                   ==========
            Net interest income                            $13,884                                      $12,164
                                                           =======                                      =======
            Net interest margin                                          4.05%                                        3.89%
                                                                        =====                                        =====

----------------------------------

<F1>  For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received.
<F2>  Interest income on loans includes loan fees, which were not material to any period presented.
<F3>  Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $64,000 and $68,000 for the three months ended June 30, 1999 and 1998, respectively.

                                          AVERAGE BALANCES, INTEREST AND RATES
                                                                        SIX MONTHS ENDED JUNE 30,
                                           ---------------------------------------------------------------------------------
                                                            1999                                         1998
                                           -------------------------------------        ------------------------------------
                                                           INTEREST                                     INTEREST
                                            AVERAGE        INCOME/       YIELD/          AVERAGE        INCOME/       YIELD/
                                            BALANCE        EXPENSE        RATE           BALANCE        EXPENSE        RATE
                                           ----------      -------      --------        ----------      -------      -------
                                                                       (dollars in thousands)
ASSETS
Interest-earning assets:
Loans<F1><F2>
   Taxable                                 $  990,482      $41,743       8.49%          $  869,518      $38,619       8.95%
      Tax-exempt<F3>
   Held to maturity securities
      Taxable                                  30,337          950       6.28               44,374        1,403       6.35
      Tax-exempt<F3>                            8,130          414      10.19                8,464          439      10.37
   Available for sale securities              319,984        9,420       5.91              304,812        9,530       6.28
   Trading account securities                     943           31       6.61                  745           26       6.97
   Federal Funds sold and other short-
      term investments                         14,443          343       4.79               26,980          742       5.50
                                           ----------      -------                      ----------      -------
            Total interest-earning assets   1,364,319       52,901       7.81            1,254,893       50,759       8.14
                                                           -------                                      -------
Noninterest-earning assets:
   Cash and due from banks                     25,229                                       23,973
   Bank premises and equipment                 24,321                                       14,375
   Other assets                                22,377                                       20,322
   Allowance for possible
      loan losses                             (19,273)                                     (15,241)
                                           ----------                                   ----------
            Total assets                   $1,416,973                                   $1,298,322
                                           ==========                                   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   NOW accounts                            $   28,153      $   180       1.29%          $   24,652      $   210       1.72%
   Money market accounts                      722,311       15,017       4.19              596,295       14,099       4.77
   Savings deposits                            26,254          384       2.95               23,855          349       2.95
   Time deposits of $100,000 or more           35,978          849       4.76               34,524          914       5.34
   Other time deposits                        284,506        7,036       4.99              331,828        8,955       5.44
                                           ----------      -------                      ----------      -------
            Total interest-bearing
              deposits                      1,097,202       23,466       4.31            1,011,154       24,527       4.89
   Federal funds purchased, repurchase
      agreements and other short-term
      borrowings                               75,201        1,626       4.35               70,924        1,776       5.04
   Convertible debentures
   Guaranteed Preferred Beneficial
      Interests in Subordinated
         debentures                            14,950          508       6.80               14,950          567       7.58
                                           ----------      -------                      ----------      -------
            Total interest-bearing
              liabilities                   1,187,353       25,600       4.35            1,097,028       26,870       4.94
                                                           -------                                      -------
Noninterest-bearing liabilities:
   Demand deposits                            116,344                                       99,638
   Other liabilities                            2,704                                        3,557
   Shareholders' Equity                       110,572                                       98,099
                                           ----------                                   ----------
            Total liabilities and
              shareholders' equity         $1,416,973                                   $1,298,322
                                           ==========                                   ==========
            Net interest income                            $27,301                                      $23,889
                                                           =======                                      =======
            Net interest margin                                          4.02%                                        3.83%
                                                                        =====                                        =====

----------------------------------

<F1>  For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received.
<F2>  Interest income on loans includes loan fees, which were not material to any period presented.
<F3>  Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $127,000 and $136,000 for the six months ended June 30, 1999 and 1998, respectively.

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

                            CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES

                                                THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                   JUNE 30, 1999                             JUNE 30, 1999
                                                    COMPARED TO                               COMPARED TO
                                                   JUNE 30, 1998                             JUNE 30, 1998
                                      -------------------------------------        -----------------------------------
                                                         INCREASE (DECREASE) ATTRIBUTABLE TO CHANGE IN:
                                      --------------------------------------------------------------------------------
                                                       YIELD/         NET                         YIELD/         NET
                                       VOLUME           RATE         CHANGE        VOLUME          RATE         CHANGE
                                      --------        --------       ------        ------        --------       ------
                                                                  (DOLLARS IN THOUSANDS)
INTEREST EARNED ON:
   Loans<F1><F2>                        $3,108        $(1,268)       $1,840       $ 5,178        $(2,054)      $ 3,124
   Held to maturity securities:
      Taxable                             (177)            (5)         (182)         (438)           (15)         (453)
      Tax-exempt<F1>                        (7)            (5)          (12)          (17)            (8)          (25)
   Available for sale securities            59           (214)         (155)          461           (571)         (110)
   Trading account securities               11                           11             6             (1)            5
   Federal funds sold and other
      short-term investments              (239)           (70)         (309)         (312)           (87)         (399)
                                        ------        -------        ------       -------        -------       -------
          Total interest income          2,755         (1,562)        1,193         4,878         (2,736)        2,142
                                        ------        -------        ------       -------        -------       -------

INTEREST PAID ON:
   NOW accounts                             14            (35)          (21)           27            (57)          (30)
   Money market accounts                 1,352           (927)          425         2,760         (1,842)          918
   Savings                                  19                           19            35                           35
   Time deposits of $100,000 or more         6            (63)          (57)           38           (103)          (65)
   Other time deposits                    (576)          (396)         (972)       (1,215)          (704)       (1,919)
   Federal funds purchased,
      repurchase agreements and
      other short-term
      borrowings.                          224           (119)          105           106           (256)         (150)
   Long-term borrowings                                   (26)          (26)                         (59)          (59)
                                        ------        -------        ------       -------        -------       -------
         Total interest expense          1,039         (1,566)         (527)        1,751         (3,021)       (1,270)
                                        ------        -------        ------       -------        -------       -------
         Net interest income            $1,716        $     4        $1,720       $ 3,127        $   285       $ 3,412
                                        ======        =======        ======       =======        =======       =======

--------------------------------

<F1>  Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The approximate tax equivalent adjustments were $64,000, $68,000, $127,000 and $136,000 for the three months ended June 30, 1999 and 1998, and for the six months ended June 30, 1999 and 1998, respectively.

<F2>  Average balances included nonaccrual loans.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

The provision for possible loan losses for the second quarter of 1999 was $1,256,000, up from $1,000,000 last year. For the first half of 1999 the provision for possible loan losses was $3,005,000, up from $1,900,000 for the same period last year. Greater loan growth and some net loan charge-offs during 1999 as compared to 1998 resulted in the higher provision expense.
The annualized ratio of net charge-offs to average loans for the first half of 1999 was .16%, down from .26% last year, while corresponding net loan charge-offs were $771,000 and $1,129,000, respectively.

The allowance for possible loan losses was $20.4 million or 1.96% of loans outstanding at June 30, 1999. This compared to $18.1 million or 1.96% at the end of 1998, and $15.7 million or 1.76% at June 30, 1998. In management's judgement, the allowance for possible loan losses is considered adequate to absorb potential losses in the loan portfolio.

The following table summarizes, for the periods indicated, activity in the allowance for possible loan losses:

                                Summary of Loan Loss Experience and Related Information
                                -------------------------------------------------------

                                                               Three Months Ended             Six Months Ended
                                                                    June 30,                      June 30,
                                                          --------------------------    --------------------------
                                                              1999           1998           1999           1998
                                                          -----------      ---------    -----------      ---------
                                                                          (dollars in thousands)
Allowance for possible loan losses
   (beginning of period)                                  $   19,677       $ 15,302     $   18,144       $ 14,892
Loans charged off                                               (888)          (695)        (1,355)        (1,413)
Recoveries of loans previously
   charged off                                                   333             56            584            284
                                                          ----------       --------     ----------       --------
         Net loans charged off                                  (555)          (639)          (771)        (1,129)
                                                          ----------       --------     ----------       --------
Provision for possible loan losses                             1,256          1,000          3,005          1,900
                                                          ----------       --------     ----------       --------
Allowance for possible loan losses
   (end of period)                                        $   20,378       $ 15,663     $   20,378       $ 15,663
                                                          ==========       ========     ==========       ========

Loans outstanding:
   Average                                                $1,033,976       $888,423     $  990,482       $869,518
   End of period                                           1,039,937        891,799      1,039,937        891,799

Ratio of allowance for possible
   loan losses to loans outstanding:
      Average                                                   1.97%          1.76%          2.06%          1.80%
      End of period                                             1.96           1.76           1.96           1.76

Ratio of net charge-offs to
   average loans outstanding, annualized:                        .21            .29            .16            .26

      The following table summarizes nonperforming assets at the dates indicated:

                                                                   June 30,            December 31,      June 30,
                                                                     1999                  1998            1998
                                                                  ----------          ------------       --------
                                                                   (dollars in thousands, except per share data)
Nonaccrual loans                                                  $      972           $  1,457          $  3,226
Loans past due 90 days or more                                            13
Restructured loans                                                       104                112               124
                                                                  ----------           --------          --------
      Total nonperforming loans                                        1,089              1,569             3,350
Other real estate                                                         10                160               240
                                                                  ----------           --------          --------
      Total nonperforming assets                                  $    1,099           $  1,729          $  3,590
                                                                  ==========           ========          ========
Loans, net of unearned discount                                   $1,039,937           $925,961          $891,799
Allowance for possible loan
   losses to loans                                                      1.96%              1.96%             1.76%
Nonperforming loans to loans                                             .10                .17               .38
Allowance for possible loan losses
   to nonperforming loans                                           1,871.26           1,156.41            467.55
Nonperforming assets to loans
   and foreclosed assets                                                 .11                .19               .40

NONINTEREST INCOME
------------------
For the second quarter of 1999 total noninterest income was $3,599,000, up sharply from $1,981,000 in the same period in 1998. Net realized securities gains of $415,000 were down $94,000 from $509,000 in gains for the second quarter of 1998. Trading profits and commissions for the second quarter of 1999 were $1,587,000, up from $186,000 in the same period in 1998. Hedging activities begun in the first quarter of 1999 provided $1.2 million of trading profits and were primarily responsible for the overall increase in noninterest income for the second quarter.

For the first six months of 1999 total noninterest income was $7,160,000, up significantly from $3,700,000 in the first half of 1998. Net losses of $415,000 were realized on securities sales in 1999 versus net gains of $681,000 on sales of available for sale securities in the first half of 1998. During the first quarter of 1999 the Company entered into short positions in various futures contracts to hedge against anticipated higher interest rates and the resulting potential impact on the securities portfolio. Realized gains on these interest-rate derivative trading activities generated trading profits and commissions of approximately $3.9 million for the first six months of 1999. Other portions of 1999 noninterest income including service charges, merchant credit card fees and leasing income were also up from prior year levels.

NONINTEREST EXPENSE
-------------------
Total noninterest expense for the second quarter of 1999 was $7,142,000, up $1,340,000 from $5,802,000 in the second three months of 1998. For the first half of 1999 total noninterest expenses were $13,560,000, up $2,201,000 from the same period in 1998. Greater personnel and benefit costs were primarily responsible for the increased overhead costs. Increases were also experienced in most other categories of noninterest costs. Overall Company growth and operating costs for the Belleville office which opened in September 1998 combined to increase total overhead expenses.

CAPITAL MANAGEMENT AND RESOURCES
--------------------------------

As of June 30 1999, the Company's total shareholders' equity was $107.8 million. New capital was provided by the Company's net earnings and by the exercise of stock options. Offsetting the Company's capital accumulation were the payments of cash dividends on common stock and the repurchase of 155,500 shares of common stock in connection with the Company's stock repurchase plan.

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

These regulatory guidelines require that Tier 1 capital equal or exceed 4.00% of risk-weighted assets, and that the risk-based capital ratio equal or exceed 8.00%. As of June 30, 1999 and December 31, 1998 the Company's Tier 1 capital was 11.07% and 11.96% of risk-weighted assets, and total risk-based capital was 12.32% and 13.22% of risk-weighted assets, respectively.

The minimum acceptable ratio of Tier 1 capital to total assets, or leverage ratio, has been established at 3.00%. As of June 30, 1999 and December 31, 1998, the Company's leverage ratio was 8.64% and 8.56%, respectively.

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

Company Readiness - A comprehensive plan for addressing Year 2000 issues was formulated, including allocating sufficient human and financial resources to insure successful implementation. A detailed inventory was conducted of all hardware and software products that are utilized by the Company. An inventory of equipment that uses embedded computer chips (i.e. facilities) has been completed. Hardware and software systems that possess date sensitive applications were identified and prioritized based on their level of importance in maintaining financial integrity and in delivery of services to the Company's customers. The renovation phase of the plan included upgrading necessary systems to Year 2000 compliant status, which is 100% complete. The Company does not possess any internally developed or programmed software or hardware. All hardware and software has been provided by third parties under licensing agreements. Upgraded systems that are certified by the vendor as Year 2000 compliant have and will be installed as needed. The testing phase of the plan includes testing all critical hardware and software systems to validate the compliant and upgraded systems. In addition, systems have and will continue to be tested for compatibility with other system interfaces.

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

Contingency Planning - The Company has existing business continuity plans that address its response to disruption to business due to natural disasters, utility outages or other occurrences. The Company has developed business continuity plans specific to Year 2000 issues that are based on these existing plans. The plans involve, among other actions, manual workarounds and adjusting staffing strategies. Testing these plans is scheduled to take place in the third quarter of 1999. In addition, funding plans have been developed to insure that adequate levels of liquid assets are available for customers.

Year 2000 Costs - The total cost of the Year 2000 project is estimated at $200,000 and is funded through operating cash flows. To date, the Company has incurred approximately $160,000 related to all phases of the Year 2000 project.

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

PART II.  OTHER INFORMATION
---------------------------

ITEM 4.   Submission of Matters to a Vote
          -------------------------------
             of Security Holders
             -------------------


On April 21, 1999, at the Company's Annual Meeting of Stockholders, stockholders took the following actions:

       a. Re-elected all Management nominees to the Board of Directors. Vote tallies were as follows:

                                                Votes               Votes
                                              In Favor           Abstaining
                                              --------           ----------
             Andrew N. Baur                  7,517,434             79,081
             Louis N. Goldring               7,517,234             79,281
             Richard T. Grote                7,517,234             79,281
             Mont S. Levy                    7,517,434             79,081
             Lewis B. Shepley                7,517,434             79,081

       b. Approved an amendment to the Corporation's 1991 Stock Option Plan with 7,342,099 shares voted in favor; 239,344 shares voted against, and 15,072 shares abstained.

       c. Ratified the selection of Ernst & Young LLP as independent accountants for 1999 with 7,486,210 shares voted in favor, 7,656 shares voted against and 102,649 shares abstained.


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------


(a)   Exhibits:   NONE

(b)   Reports on Form 8-K:   NONE

                                    SIGNATURE
                                    ---------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          MISSISSIPPI VALLEY BANCSHARES, INC.
                                          -------------------------------------
                                                      (Registrant)


Date:  August 6, 1999
       --------------
                                              ---------------------------------
                                              Paul M. Strieker, Executive Vice
                                              President, Controller and Chief
                                              Financial Officer (on behalf of
                                              the Registrant and as Principal
                                              Financial and Accounting Officer)