Form 10-Q
period 1999-09-30
MISSISSIPPI VALLEY BANCSHARES INC
filed 1999-11-12
CIK 809352

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1999
                                ----------------------------------------------

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
Yes   X        No      .
    -----         -----

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF NOVEMBER 5, 1999:


   Common Stock, $1.00 par value                              9,288,762
   -----------------------------                      ------------------------
               Class                                       Number of Shares

             THIS DOCUMENT CONSTITUTES PART OF A PROSPECTUS COVERING SECURITIES THAT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933.

                       MISSISSIPPI VALLEY BANCSHARES, INC.
                       -----------------------------------

                                              INDEX
                                              -----
                                                                                           Page No.
                                                                                           --------
PART I.     FINANCIAL INFORMATION
            ---------------------

            ITEM 1.  Financial Statements

                     Condensed Consolidated Balance Sheets --
                        September 30, 1999 and December 31, 1998                               3

                     Condensed Consolidated Statements of
                        Income -- Quarters Ended September 30, 1999
                        and September 30, 1998 and Nine Months Ended
                        September 30, 1999 and September 30, 1998                              4

                     Consolidated Statements of Changes in
                        Shareholders' Equity -- Nine Months
                        Ended September 30, 1999 and September 30, 1998                        5

                     Condensed Consolidated Statements of
                        Cash Flows -- Nine Months Ended
                        September 30, 1999 and September 30, 1998                              6

                     Notes to Condensed Consolidated
                        Financial Statements                                                  7-8


            ITEM 2.  Management's Discussion and Analysis
                        of Results of Operations and
                        Financial Condition                                                   9-18


PART II.    OTHER INFORMATION
            -----------------

            ITEM 6.  Exhibits and Reports on Form 8-K                                          19

SIGNATURE                                                                                      20
---------

PART I.    FINANCIAL INFORMATION
--------------------------------

ITEM 1.                                           FINANCIAL STATEMENTS
-------                                           --------------------

                                          MISSISSIPPI VALLEY BANCSHARES, INC.
                                          -----------------------------------

                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                         -------------------------------------

                                                         September 30, 1999      December 31, 1998
                                                                                   (Derived from
                                                             (Unaudited)        Audited Statements)
                                                             -----------        -------------------
                                                                     (dollars in thousands)
ASSETS
------
   Cash and due from banks                                   $   29,232              $   27,017
   Federal funds sold                                            53,130
   Held to maturity securities
      (fair value of $46,234 and
         $40,283, respectively)                                  45,818                  38,815
   Available for sale securities                                293,770                 400,087
   Trading account securities                                       582                     302
   Loans, net of
      unearned income                                         1,067,765                 925,961
   Allowance for possible loan losses                            20,927                  18,144
                                                             ----------              ----------
                 Net loans                                    1,046,838                 907,817
   Premises and equipment                                        33,817                  20,755
   Other assets                                                  30,216                  35,264
                                                             ----------              ----------
            TOTAL ASSETS                                     $1,533,403              $1,430,057
                                                             ==========              ==========
LIABILITIES
-----------
   Deposits:
      Non-interest bearing                                   $  131,022              $  125,235
      Interest bearing                                        1,167,648               1,086,570
                                                             ----------              ----------
         Total deposits                                       1,298,670               1,211,805
   Securities sold under agreements
      to repurchase                                              37,560                  41,605
   Other short-term borrowings                                   64,392                  36,853
   Guaranteed preferred beneficial interests
      in subordinated debentures                                 14,950                  14,950
   Other liabilities                                              7,578                  15,066
                                                             ----------              ----------
            TOTAL LIABILITIES                                 1,423,150               1,320,279
                                                             ----------              ----------

SHAREHOLDERS' EQUITY
--------------------
   Common stock-par value $1
   Authorized 20,000,000 shares,
      issued and 9,653,662 in 1999
      and 9,631,312 in 1998                                       9,653                   9,631
   Capital surplus                                               20,117                  19,627
   Retained earnings                                             92,895                  79,003
   Accumulated other comprehensive income (loss)                   (416)                  6,265
      Treasury stock, at cost, 364,900 shares
      at September 30, 1999 and 139,400 shares
      at December 31, 1998                                      (11,996)                 (4,748)
                                                             ----------              ----------
         TOTAL SHAREHOLDERS' EQUITY                             110,253                 109,778
                                                             ----------              ----------
         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                                $1,533,403              $1,430,057
                                                             ==========              ==========

See accompanying notes.

                                          MISSISSIPPI VALLEY BANCSHARES, INC.
                                          -----------------------------------
                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      -------------------------------------------
                                                      (UNAUDITED)
                                                                 Quarter Ended               Nine Months
Ended
                                                                 September 30,                 September 30,
                                                             ----------------------        -----------------
-----
                                                              1999           1998           1999
1998
                                                             -------        -------        -------        --
-----
                                                                (dollars in thousands, except per share
data)
Interest income:
   Interest and fees on loans                                $22,516        $20,172        $64,258
$58,791
   Held to maturity securities:
      Taxable                                                    523            572          1,474
1,975
      Tax-exempt                                                 127            144            414
447
   Available for sale securities                               4,272          4,767         13,692
14,297
   Other                                                         989            512          1,363
1,280
                                                             -------        -------        -------        --
-----
            TOTAL INTEREST INCOME                             28,427         26,167         81,201
76,790
                                                             -------        -------        -------        --
-----
Interest expense:
   Deposits                                                   12,835         12,551         36,300
37,078
   Short-term borrowings                                       1,228            728          2,855
2,504
   Long-term borrowings                                          267            271            775
838
                                                             -------        -------        -------        --
-----
            TOTAL INTEREST EXPENSE                            14,330         13,550         39,930
40,420
                                                             -------        -------        -------        --
-----
              NET INTEREST INCOME                             14,097         12,617         41,271
36,370
Provision for possible loan losses                               803            900          3,808
2,800
                                                             -------        -------        -------        --
-----
              NET INTEREST INCOME AFTER
                 PROVISION FOR POSSIBLE
                 LOAN LOSSES                                  13,294         11,717         37,463
33,570
                                                             -------        -------        -------        --
-----
Other income:
   Service charges                                               543            478          1,658
1,424
   Securities gains/(losses), net on:
      Sales of held to maturity securities
      Sales of available for sale securities                    (660)                       (1,075)
681
   Trading profits and commissions                             1,284            527          5,921
1,135
   Other                                                         954            788          2,777
2,253
                                                             -------        -------        -------        --
-----
                                                               2,121          1,793          9,281
5,493
                                                             -------        -------        -------        --
-----
Other expenses:
   Employee compensation and
      other benefits                                           3,418          2,864         10,201
8,760
   Net occupancy                                                 407            311          1,159
987
   Equipment                                                     433            333          1,196
983
   Advertising                                                   311            274            903
760
   Other                                                       2,342          1,970          7,012
5,621
                                                             -------        -------        -------        --
-----
                                                               6,911          5,752         20,471
17,111
                                                             -------        -------        -------        --
-----
            INCOME BEFORE INCOME TAXES                         8,504          7,758         26,273
21,952
Income taxes                                                   3,123          2,823          9,756
7,927
                                                             -------        -------        -------        --
-----
                        NET INCOME                           $ 5,381        $ 4,935        $16,517
$14,025
                                                             =======        =======        =======
=======
Earnings per common share:
   Basic                                                     $   .58        $   .52        $  1.76        $
1.47
   Diluted                                                   $   .57        $.   50        $  1.73        $
1.42

See accompanying notes.

                                          MISSISSIPPI VALLEY BANCSHARES, INC.
                                          -----------------------------------
                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                               ----------------------------------------------------------
                                        YEAR TO DATE SEPTEMBER 30, 1999 AND 1998
                                                      (UNAUDITED)

                                                 (Dollars in Thousands)
                                                                           Accumulated
                                                                              Other                  Total
                                   Common Stock                              Compre-                 Share-
Compre-
                                ------------------     Capital   Retained    hensive    Treasury    holders'
hensive
                                 Shares     Amount     Surplus   Earnings    Income       Stock      Equity
Income
                                ---------   ------     -------   --------    -------    ---------   --------
-------
1998

BALANCE AT JANUARY 1, 1998      9,519,212   $9,519     $17,561    $63,541    $ 2,486    $           $ 93,107

  Net income                                                       14,025                             14,025
$ 14,025
  Issuance of common stock        108,300      108       1,268                                         1,376
  Treasury stock purchased                                                                (2,622)
(2,622)
  Cash dividends on:
    common stock                                                   (2,295)
(2,295)
  Other comprehensive
    income
  Unrealized gain on
    available for sale
    securities, net of tax                                                     8,082                   8,082
8,082
                                ---------   ------     -------    -------    -------    --------    --------
-------

BALANCE AT SEPTEMBER 30, 1998   9,627,512   $9,627     $18,829    $75,271    $10,568    $ (2,622)   $111,673
                                =========   ======     =======    =======    =======    ========    ========
Comprehensive Income
$22,107

=======
1999

BALANCE AT JANUARY 1, 1999      9,631,312   $9,631     $19,627    $79,003    $ 6,265    $ (4,748)   $109,778

  Net income                                                       16,517                             16,517
$16,517
  Issuance of common stock         22,350       22         490                                           512
  Treasury stock purchased                                                                (7,248)
(7,248)
  Cash dividends on:
    common stock                                                   (2,625)
(2,625)
  Other comprehensive
    income
  Unrealized loss, on
    available for sale
    securities, net of tax                                                    (6,681)
(6,681)     (6,681)
                                ---------   ------     -------    -------    -------    --------    --------
-------
BALANCE AT SEPTEMBER 30, 1999   9,653,662   $9,653     $20,117    $92,895    $  (416)   $(11,996)   $110,253
                                =========   ======     =======    =======    =======    ========    ========
Comprehensive Income
$ 9,836

=======

See accompanying notes.

                                          MISSISSIPPI VALLEY BANCSHARES, INC.
                                          -----------------------------------
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    -----------------------------------------------
                                                      (UNAUDITED)
                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                          ---------------------------------
                                                                            1999                    1998
                                                                          ---------               ---------
                                                                               (dollars in thousands)
OPERATING ACTIVITIES
--------------------
   Net income                                                             $  16,517               $  14,025
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Provision for possible loan losses                                      3,808                   2,800
      Provision for depreciation and amortization                             1,863                   1,326
      Accretion of discounts and amortization of
        premiums on securities                                               (1,164)                     51
      Realized securities (gains) and losses, net                             1,075                    (681)
      Net (increase) decrease in trading account securities                    (280)                  1,251
      Net (increase) decrease in interest receivable                          1,413                     (11)
      Increase (decrease) in interest payable                                   328                     (84)
      Other, net                                                             (1,275)                   (907)
                                                                          ---------               ---------
         NET CASH PROVIDED BY
           OPERATING ACTIVITIES                                              22,285                  17,770
                                                                          ---------               ---------

INVESTING ACTIVITIES
--------------------
   Proceeds from maturities of held to maturity securities                    2,995                  15,525
   Purchases of held to maturity securities                                  (9,909)
   Purchases of available for sale securities                              (295,966)               (166,633)
   Proceeds from sales, paydowns and maturities of
     available for sale securities                                          392,006                 148,121
   Purchases of premises and equipment                                      (14,124)                 (4,136)
   Increase in loans outstanding, net                                      (142,830)                (49,877)
                                                                          ---------               ---------
         NET CASH USED IN
           INVESTING ACTIVITIES                                             (67,828)                (57,000)
                                                                          ---------               ---------
FINANCING ACTIVITIES
--------------------
   Net increase in deposits                                                  86,865                  26,256
   Net increase in repurchase agreements
     and other short-term borrowings                                         23,494                   2,777
   Proceeds from sale of common stock                                           402                   1,376
   Purchase of treasury stock                                                (7,248)                 (2,622)
   Cash dividends                                                            (2,625)                 (2,295)
                                                                          ---------               ---------
         NET CASH PROVIDED BY
           FINANCING ACTIVITIES                                             100,888                  25,492
                                                                          ---------               ---------
            INCREASE (DECREASE) IN CASH
              AND CASH EQUIVALENTS                                           55,345                 (13,738)

Cash and cash equivalents at beginning of period                             27,017                  47,442
                                                                          ---------               ---------
            CASH AND CASH EQUIVALENTS
              AT END OF PERIOD                                            $  82,362               $  33,704
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

2.  Comprehensive Income

    Following is a summary of other comprehensive income components and related income tax effects:

                             For the Nine Months Ended September 30, 1999
                             --------------------------------------------

                                                Before-Tax               Tax             Net-of-Tax
                                                  Amount              (Benefit)            Amount
                                                ----------             -------           ----------
                                                              (dollars in thousands)
Unrealized losses on available
   for sale securities                           $(11,353)             $(3,973)            $(7,380)

Less: reclassification adjustment
   for losses realized in net
   income                                          (1,075)                (376)               (699)
                                                 --------              -------             -------
Net unrealized losses                             (10,278)              (3,597)             (6,681)
                                                 --------              -------             -------
Other comprehensive income                       $(10,278)             $(3,597)            $(6,681)
                                                 ========              =======             =======

                             For the Nine Months Ended September 30, 1998
                             --------------------------------------------

                                                Before-Tax               Tax             Net-of-Tax
                                                  Amount               Expense             Amount
                                                ----------             -------           ----------
                                                              (dollars in thousands)
Unrealized gains on
   available for sale securities                 $ 13,115              $ 4,590             $ 8,525

Less: reclassification adjustment
   for gains realized in net
   income                                             681                  238                 443
                                                 --------              -------             -------
Net unrealized gains                               12,434                4,352               8,082
                                                 --------              -------             -------
Other comprehensive
   income                                        $ 12,434              $ 4,352             $ 8,082
                                                 ========              =======             =======

3.  Earnings per Share

    Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding.

                                                                  Three Months Ended            Nine Months
Ended
                                                                    September 30,                 September
30,
                                                              -------------------------     ----------------
---------
                                                                 1999           1998           1999
1998
                                                              ----------     ----------     ----------     -
---------
                                                                   (dollars in thousands, except per share
data)
BASIC:

Average common shares outstanding                              9,313,980      9,573,398      9,391,598
9,563,346
                                                              ==========     ==========     ==========
==========
Net income                                                    $    5,381     $    4,935     $   16,517     $
14,025
                                                              ==========     ==========     ==========
==========
Basic earnings per common share                               $      .58     $      .52     $     1.76     $
1.47
                                                              ==========     ==========     ==========
==========

    Diluted earnings per share gives effect to the weighted average shares outstanding and average dilutive common share equivalents outstanding.


                                                                  Three Months Ended            Nine Months
Ended
                                                                    September 30,                 September
30,
                                                              -------------------------     ----------------
---------
                                                                 1999           1998           1999
1998
                                                              ----------     ----------     ----------     -
---------
                                                                   (dollars in thousands, except per share
data)
DILUTED:

Average common shares outstanding                              9,313,980      9,573,398      9,391,598
9,563,346
Average common stock equivalents of
   options outstanding-based on the
   treasury stock method using market price                      142,267        299,367        148,177
322,364
                                                              ----------     ----------     ----------     -
---------
                                                               9,456,247      9,872,765      9,539,775
9,885,710
                                                              ==========     ==========     ==========
==========
Net income                                                    $    5,381     $    4,935     $   16,517     $
14,025
                                                              ==========     ==========     ==========
==========
Diluted earnings per common share                             $      .57     $      .50     $     1.73     $
1.42
                                                              ==========     ==========     ==========
==========

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

SUMMARY OF EARNINGS
-------------------

    Consolidated net income for the third quarter of 1999 was $5,381,000, up $446,000 or 9.0% from the $4,935,000 earned during the third quarter of 1998. On a per share basis, net income was $.57, up from $.50 in the same period of the prior year. Greater net income was primarily a result of increased net interest income. Increased noninterest income and a reduced loan loss provision were more than offset by greater noninterest expense.

    Net income for the first nine months of 1999 was $16,517,000, up $2,492,000 or 17.8% from $14,025,000 for the first nine months of 1998. On a per share basis, net income was $1.73, up from $1.42 in the first nine months of 1998. Greater net interest income and higher noninterest income were the primary contributors to the improved earnings performance. The Company's loan loss provision was $3,808,000, up from $2,800,000 for the first nine months of 1998 because of significant loan growth. Loans increased $142 million in the first nine months of 1999 compared with $49 million in the same period in 1998. Total noninterest expenses were $20,471,000 for the first nine months of 1999, up from $17,111,000 for the same period in 1998 due to Company growth and operating costs for the Belleville office which opened in September 1998.

    For the quarter and nine months ended September 30, 1999, the Company's return on average assets was 1.42% and 1.52%, compared with 1.49% and 1.43% in the same periods in 1998, respectively. At September 30, 1999, total equity capital was $110.3 million, down slightly from $111.7 million at September 30, 1998. The Company's return on average equity was 19.55% and 19.95% for the quarter and nine months ended September 30, 1999, up from 18.90% and 18.66% for the same period in 1998, respectively. Total assets reached $1.533 billion with loans up to $1.068 billion at the end of September, 1999.

NET INTEREST INCOME
-------------------

    The following discussion and tables set forth the composition of average interest earning assets and interest bearing liabilities along with accompanying interest income, expense, yields and rates, on a tax equivalent basis. The tax equivalent adjustments were approximately $56,000, $63,000, $182,000 and $199,000 for the three months and nine months ended September 30, 1999 and 1998, respectively. Net interest income on a tax equivalent basis, divided by average interest earning assets, represents the Company's net interest margin.

Three months ended September 30, 1999 and 1998
----------------------------------------------

    Total tax equivalent interest income for the three months ended September 30, 1999 was $28,483,000, up $2,253,000 compared to the same period in 1998.
The $156 million increase in the volume of average loans outstanding was primarily responsible for the increase in interest earnings for the third quarter of 1999. Overall asset yields were 7.79% in the third quarter of 1999, down 35 basis points from 8.14% earned in the same period in 1998 as all asset yields declined from prior year levels. Funding the Company's loan growth were increased deposits, primarily money market deposits.

    Total interest expense for the third quarter of 1999 was $14,330,000, down $780,000 from $13,550,000 in the third quarter of 1998. Reducing the effects of the increased money market account and short-term borrowing interest expense were lower rates paid on all fund sources.

    Overall tax equivalent net interest income increased $1,473,000 as interest income rose $2,253,000 and interest expense rose $780,000. The Company's net interest margin declined slightly to 3.87%, down 7 basis points from 3.94% in the same period in 1998.

Nine months ended September 30, 1999 and 1998
---------------------------------------------

    Total tax equivalent interest income for the first nine months of 1999 was $81,384,000, up $4,395,000 compared to the same period in 1998. The $133 million increase in the volume of average loans outstanding was primarily responsible for generating the increase in interest earnings from 1998 to 1999. Across the board lower asset yields limited the increase in interest earnings. Overall asset yields were 7.80% for the first nine months of 1999, down from 8.14% for the same period in 1998. Funding the asset growth were greater money market deposits and short term borrowings.

    Total interest expense for the nine months ended September 30, 1999 was $39,931,000, down $489,000 from $40,420,000 in the same period in 1998.
Additional interest expense generated by increased money market deposits and short term borrowings was more than offset by reduced time deposits and the lower rates paid on all fund sources in 1999. Overall rates paid on total interest bearing liabilities declined to 4.38% from 4.90% in the first nine months in 1998.

    In summary, total tax equivalent net interest income increased $4,884,000 as interest income improved $4.4 million and interest expense declined $.5 million. The Company's net interest margin for the first nine months of 1999 was 3.97%, up from 3.87% in the same period in 1998.

                                         AVERAGE, BALANCES, INTEREST AND RATES
                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                 -----------------------------------------------------------
--------
                                                                1999                               1998
                                                 -------------------------------     -----------------------
--------
                                                               INTEREST                            INTEREST
                                                  AVERAGE      INCOME/    YIELD/      AVERAGE      INCOME/
YIELD/
                                                  BALANCE      EXPENSE     RATE       BALANCE      EXPENSE
RATE
                                                 ----------    -------    ------     ----------    -------
------
                                                                         (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Loans<F1> <F2>
       Taxable                                   $1,047,643    $22,514      8.53%    $  891,483    $20,172
8.98%
       Tax-exempt<F3>                                    65          2     14.56
   Held to maturity securities
       Taxable                                       33,457        524      6.25         35,669        572
6.40
       Tax-exempt<F3>                                 7,173        182     10.15          8,066        207
10.27
   Available for sale securities                    287,540      4,272      5.91        308,294      4,767
6.16
   Trading account securities                           725         11      6.06            841         13
6.12
   Federal Funds sold and other short-
     term investments                                75,814        978      5.12         35,814        499
5.53
                                                 ----------    -------               ----------    -------
            Total interest-earning assets         1,452,417     28,483      7.79      1,280,167     26,230
8.14
                                                               -------                             -------
Noninterest-earning assets:
   Cash and due from banks                           29,440                              24,182
   Bank premises and equipment                       31,062                              16,195
   Other assets                                      21,633                              19,996
   Allowance for possible loan losses               (20,684)                            (16,003)
                                                 ----------                          ----------
            Total assets                         $1,513,868                          $1,324,537
                                                 ==========                          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   NOW accounts                                  $   27,418    $    79      1.15%    $   25,802    $   112
1.72%
   Money market accounts                            734,327      7,975      4.31        647,968      7,716
4.72
   Savings deposits                                  27,758        208      2.97         24,309        183
2.98
   Time deposits of $100,000 or more                 44,239        522      4.68         35,785        470
5.21
   Other time deposits                              332,481      4,051      4.83        306,009      4,070
5.28
                                                 ----------    -------               ----------    -------
       Total interest-bearing deposits            1,166,223     12,835      4.37      1,039,873     12,551
4.79
   Federal funds purchased, repurchase
     agreements and other short-term
     borrowings                                      98,702      1,229      4.94         58,146        728
4.97
   Guaranteed Preferred Beneficial
     Interests in Subordinated Debentures            14,950        266      7.13         14,950        271
7.26
                                                 ----------    -------               ----------    -------
       Total interest-bearing liabilities         1,279,875     14,330      4.44      1,112,969     13,550
4.83
                                                               -------                             -------
Noninterest-bearing liabilities:
   Demand deposits                                  124,210                             104,127
   Other liabilities                                   (312)                              3,009
Shareholders' equity                                110,095                             104,432
                                                 ----------                          ----------
       Total liabilities and
         shareholders' equity                    $1,513,868                          $1,324,537
                                                 ==========                          ==========
       Net interest income                                     $14,153                             $12,680
                                                               =======                             =======
       Net interest margin                                                  3.87%
3.94%
                                                                           =====
=====

----------
<F1>  For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received.
<F2>  Interest income on loans includes loan fees, which were not material to any period presented.
<F3>  Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $56,000 and $63,000 for the three months ended September 30, 1999 and 1998, respectively.

                                          AVERAGE BALANCES, INTEREST AND RATES

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                 -----------------------------------------------------------
--------
                                                                1999                               1998
                                                 -------------------------------     -----------------------
--------
                                                               INTEREST                             INTEREST
                                                  AVERAGE      INCOME/    YIELD/      AVERAGE       INCOME/
YIELD/
                                                  BALANCE      EXPENSE     RATE       BALANCE       EXPENSE
RATE
                                                 ----------    -------    ------     ----------     -------
------
                                                                         (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Loans<F1> <F2>
       Taxable                                   $1,009,745    $64,257      8.51%    $  876,920     $58,791
8.96%
       Tax-exempt<F3>                                    22          2     14.56
   Held to maturity securities
       Taxable                                       31,388      1,474      6.27         41,440       1,975
6.36
       Tax-exempt<F3>                                 7,807        596     10.18          8,330         646
10.34
   Available for sale securities                    309,051     13,692      5.91        305,985      14,297
6.24
   Trading account securities                           870         42      6.46            778          39
6.66
   Federal Funds sold and other short-
     term investments                                35,125      1,321      5.03         29,957       1,241
5.54
                                                 ----------    -------               ----------     -------
            Total interest-earning assets         1,394,008     81,384      7.80      1,263,410      76,989
8.14
                                                               -------                              -------
Noninterest-earning assets:
   Cash and due from banks                           26,648                              24,044
   Bank premises and equipment                       26,593                              14,988
   Other assets                                      22,126                              20,212
   Allowance for possible loan losses               (19,749)                            (15,498)
                                                 ----------                          ----------
            Total assets                         $1,449,626                          $1,307,156
                                                 ==========                          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   NOW accounts                                  $   27,905    $   259      1.24%    $   25,039     $   322
1.72%
   Money market accounts                            726,360     22,992      4.23        613,709      21,815
4.75
   Savings deposits                                  26,761        593      2.96         24,008         532
2.96
   Time deposits of $100,000 or more                 38,762      1,370      4.73         34,949       1,384
5.30
   Other time deposits                              300,673     11,087      4.93        323,127      13,025
5.39
                                                 ----------    -------               ----------     -------
       Total interest-bearing deposits            1,120,461     36,301      4.33      1,020,832      37,078
4.86
   Federal funds purchased, repurchase
     agreements and other short-term
     borrowings                                      83,122      2,855      4.59         66,618       2,504
5.02
   Guaranteed Preferred Interests in
     Subordinated Debentures                         14,950        775      6.91         14,950         838
7.47
                                                 ----------    -------               ----------     -------
       Total interest-bearing liabilities         1,218,533     39,931      4.38      1,102,400      40,420
4.90
                                                               -------                              -------
Noninterest-bearing liabilities:
   Demand deposits                                  118,995                             101,150
   Other liabilities                                  1,687                               3,372
Shareholders' equity                                110,411                             100,234
                                                 ----------                          ----------
       Total liabilities and
         shareholders' equity                    $1,449,626                          $1,307,156
                                                 ==========                          ==========
       Net interest income                                     $41,453                              $36,569
                                                               =======                              =======
       Net interest margin                                                  3.97%
3.87%
                                                                           =====
=====

----------
<F1>  For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received.
<F2>  Interest income on loans includes loan fees, which were not material to any period presented.
<F3>  Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $182,000 and $199,000 for the nine months ended September 30, 1999 and 1998, respectively.

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

                            CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES
                                                          THREE MONTHS ENDED                  NINE MONTHS
ENDED
                                                          SEPTEMBER 30, 1999                 SEPTEMBER 30,
1999
                                                              COMPARED TO                        COMPARED TO
                                                          SEPTEMBER 30, 1998                 SEPTEMBER 30,
1998
                                                     ----------------------------      ---------------------
--------
                                                              INCREASE (DECREASE) ATTRIBUTABLE TO CHANGE IN:
                                                     -------------------------------------------------------
--------
                                                                YIELD/      NET                   YIELD/
NET
                                                     VOLUME      RATE      CHANGE      VOLUME      RATE
CHANGE
                                                     ------     -------    ------      ------     -------
------
                                                                          (DOLLARS IN THOUSANDS)
INTEREST EARNED ON:
   Loans<F1> <F2>                                    $3,395     $(1,051)   $2,344      $8,539     $(3,071)
$5,468
   Held to maturity securities:
       Taxable                                          (35)        (13)      (48)       (473)        (28)
(501)
       Tax-exempt<F1>                                   (23)         (2)      (25)        (40)        (10)
(50)
   Available for sale securities                       (309)       (186)     (495)        144        (749)
(605)
   Trading account securities                            (2)                   (2)          4          (1)
3
   Federal funds sold and other short-
     term investments                                   519         (40)      479         201        (121)
80
                                                     ------     -------    ------      ------     -------
------
          Total interest income                       3,545      (1,292)    2,253       8,375      (3,980)
4,395
                                                     ------     -------    ------      ------     -------
------
INTEREST PAID ON:
   NOW accounts                                           7         (40)      (33)         34         (97)
(63)
   Money market accounts                                968        (709)      259       3,728      (2,551)
1,177
   Savings                                               26          (1)       25          61
61
   Time deposits of $100,000 or more                    103         (51)       52         143        (157)
(14)
   Other time deposits                                  340        (359)      (19)       (870)     (1,068)
(1,938)
   Federal funds purchased, repurchase
     agreements and other short-term
     borrowings                                         505          (4)      501         579        (228)
351
   Long-term borrowings                                              (5)       (5)                    (63)
(63)
                                                     ------     -------    ------      ------     -------
------
          Total interest expense                      1,949      (1,169)      780       3,675      (4,164)
(489)
                                                     ------     -------    ------      ------     -------
------
          Net interest income                        $1,596     $  (123)   $1,473      $4,700     $   184
$4,884
                                                     ======     =======    ======      ======     =======
======

---------
<F1>  Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The approximate tax equivalent adjustments were $56,000, $63,000, $182,000 and $199,000 for the three months ended September 30, 1999 and 1998, and for the nine months ended September 30, 1999 and 1998, respectively.

<F2>  Average balances included nonaccrual loans.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

The provision for possible loan losses for the third quarter of 1999 was $803,000, down from $900,000 last year. For the first nine months of 1999 the provision for possible loan losses was $3,808,000, up from $2,800,000 for the same period last year. Greater loan growth and some net loan charge-offs during 1999 resulted in the higher provision expense. The annualized ratio of net charge-offs to average loans for the first nine months of 1999 was
 .14%, down from .19% last year, while corresponding net loan charge-offs were $1,025,000 and $1,237,000, respectively.

The allowance for possible loan losses was $20.9 million or 1.96% of loans outstanding at September 30, 1999. This compared to $18.1 million or 1.96% at the end of 1998, and $16.5 million or 1.84% at September 30, 1998. In management's judgement, the allowance for possible loan losses is considered adequate to absorb potential losses in the loan portfolio.

The following table summarizes, for the periods indicated, activity in the allowance for possible loan losses:

                          Summary of Loan Loss Experience and Related Information
                          -------------------------------------------------------
                                                    Three Months Ended              Nine Months Ended
                                              ----------------------------     -------------------------
                                                      September 30,                   September 30,
                                              ----------------------------     -------------------------
                                                 1999               1998          1999            1998
                                              ----------          --------     ----------       --------
                                                                (dollars in thousands)
Allowance for possible loan losses
  (beginning of period)                       $   20,378          $ 15,663     $   18,144       $ 14,892
Loans charged off                                   (324)             (819)        (1,679)        (2,232)
Recoveries of loans previously
  charged off                                         70               711            654            995
                                              ----------          --------     ----------       --------
       Net loans charged off                        (254)             (108)        (1,025)        (1,237)
                                              ----------          --------     ----------       --------
Provision for possible loan losses                   803               900          3,808          2,800
                                              ----------          --------     ----------       --------
Allowance for possible loan losses
  (end of period)                             $   20,927          $ 16,455     $   20,927       $ 16,455
                                              ==========          ========     ==========       ========
Loans outstanding:
   Average                                    $1,047,708          $891,483     $1,009,767       $876,920
   End of period                               1,067,765           895,732      1,067,765        895,732

Ratio of allowance for possible
  loan losses to loans outstanding:
   Average                                          2.00%             1.85%          2.07%          1.88%
   End of period                                    1.96%             1.84%          1.96%          1.84%

Ratio of net charge-offs to
  average loans outstanding, annualized:             .10               .05            .14            .19

    The following table summarizes nonperforming assets at the dates indicated:

                                             September 30,     December 31,    September 30,
                                                 1999             1998             1998
                                             -------------     ------------    -------------
                                                         (dollars in thousands)
Nonaccrual loans                              $      959        $   1,457        $  1,194
Loans past due 90 days or more                                                        534
Restructured loans                                   103              112             118
                                              ----------        ---------        --------
       Total nonperforming loans                   1,062            1,569           1,846
Other real estate                                     10              160             250
                                              ----------        ---------        --------
       Total nonperforming assets             $    1,072        $   1,729        $  2,096
                                              ==========        =========        ========
Loans, net of unearned discount               $1,067,765        $ 925,961        $895,732
Allowance for possible loan
   losses to loans                                  1.96%            1.96%           1.84%
Nonperforming loans to loans                         .10              .17             .21
Allowance for possible loan losses
   to nonperforming loans                       1,970.53         1,156.41          891.39
Nonperforming assets to loans
   and foreclosed assets                             .10              .19             .23

NONINTEREST INCOME
------------------
For the third quarter of 1999 total noninterest income was $2,121,000, up from $1,793,000 in the same period in 1998. Net realized securities losses of $660,000 compared to no securities gains or losses in the third quarter of 1998. Trading profits and commissions for the third quarter of 1999 were $1,284,000, up from $527,000 in the same period in 1998. Hedging activities begun in the first quarter of 1999 provided $910,000 of trading profits and were primarily responsible for the overall increase in noninterest income for the third quarter.

For the first nine months of 1999, total noninterest income was $9,281,000, up sharply from $5,493,000 in the first nine months of 1998. Net losses of $1,075,000 were realized on securities sales in 1999 versus net gains of $681,000 on sales of available for sale securities in the nine months ended September 1998. During 1999 the Company has entered into short positions in various futures contracts to hedge against anticipated higher interest rates and the resulting potential impact on the securities portfolio. Realized and unrealized gains on these interest rate derivative trading activities generated trading profits of approximately $4.8 million for the first nine months of 1999. Other portions of 1999 noninterest income including service charges, merchant credit card fees and leasing income were also up from prior year levels.

NONINTEREST EXPENSE
-------------------
Total noninterest expense for the third quarter of 1999 was $6,911,000, up $1,159,000 from $5,752,000 in the third quarter of 1998. For the first nine months of 1999 total noninterest expenses were $20,471,000, up $3,360,000 from the same period in 1998. Greater personnel and benefit costs were primarily responsible for the increased overhead costs. Increases were also experienced in most other categories of noninterest costs. Overall Company growth and operating costs for the Belleville office which opened in September 1998 combined to increase total overhead expenses.

CAPITAL MANAGEMENT AND RESOURCES
--------------------------------

    As of September 30, 1999, the Company's total shareholders' equity was $110.3 million. New capital was provided by the Company's net earnings and by the exercise of stock options. Offsetting the Company's capital accumulation were the payments of cash dividends on common stock and the repurchase of 225,500 shares of common stock in connection with the Company's stock repurchase plan.

    The preferred securities entitled "Guaranteed preferred beneficial interests in subordinated debentures" are considered long-term borrowings for financial reporting purposes. For risk-based capital guidelines the amount is considered to be Tier 1 capital.

    The analysis of capital is dependent upon a number of factors including asset quality, earnings strength, liquidity, economic conditions and combinations thereof. The two primary criteria currently in effect are the risk-based capital guidelines and the minimum capital to total assets or leverage ratio requirement.

    These regulatory guidelines require that Tier 1 capital equal or exceed 4.00% of risk-weighted assets, and that the risk-based capital ratio equal or exceed 8.00%. As of September 30, 1999 and December 31, 1998 the Company's Tier 1 capital was 11.07% and 11.96% of risk-weighted assets, and total risk-based capital was 12.33% and 13.22% of risk-weighted assets, respectively.

    The minimum acceptable ratio of Tier 1 capital to total assets, or leverage ratio, has been established at 3.00%. As of September 30, 1999 and December 31, 1998, the Company's leverage ratio was 8.29% and 8.56%, respectively.

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

Contingency Planning - The Company has existing business continuity plans that address its response to disruption to business due to natural disasters, utility outages or other occurrences. The Company has developed business continuity plans specific to Year 2000 issues that are based on these existing plans. The plans involve, among other actions, manual workarounds and adjusting staffing strategies. These plans have been tested and have been revised as a result of the test analysis. In addition, funding plans have been developed to insure that adequate levels of liquid assets are available for customers.

Year 2000 Costs - The total cost of the Year 2000 project is estimated at $200,000 and is funded through operating cash flows. To date, the Company has incurred approximately $190,000 related to all phases of the Year 2000 project.

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




                                          MISSISSIPPI VALLEY BANCSHARES, INC.
                                          -------------------------------------
                                                      (Registrant)


Date:  November 12, 1999
       -----------------                      /s/ Paul M. Strieker
                                              ---------------------------------
                                              Paul M. Strieker, Executive Vice
                                              President, Controller and Chief
                                              Financial Officer (on behalf of
                                              the Registrant and as Principal
                                              Financial and Accounting
                                              Officer)