Form 10-K
period 1999-12-31
MISSISSIPPI VALLEY BANCSHARES INC
filed 2000-03-28
CIK 809352

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                             FORM 10-K

(Mark One)
  /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
             For the fiscal year ended December 31, 1999

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the fiscal period from            to
                                    ----------    ----------

                   Commission file number 0-22008

                MISSISSIPPI VALLEY BANCSHARES, INC.
----------------------------------------------------------------------
       (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Missouri                           43-1336298
----------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

13205 Manchester Road, St. Louis, Missouri        63131
----------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: 314-543-3512
Securities registered pursuant to Section 12 (b) of the Act:

Title of each Class          Name of each exchange on which registered
-------------------          -----------------------------------------
       None                                     None
       ----                                     ----

Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, $1 par value
        Floating Rate Cumulative Trust Preferred Securities
----------------------------------------------------------------------
                          (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes  X   No
       ---     ---

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.
                                              ---

        As of February 25, 2000, 9,339,062 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $128,004,000 based upon the closing price of the common stock on the NASDAQ/NMS on February 25, 2000.

                    DOCUMENTS INCORPORATED BY REFERENCE
1. Certain portions of Registrant's Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference in Parts I and II hereof.
2. Certain portions of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held April 19, 2000 are incorporated by reference in Part III hereof.

                              PART I

ITEM 1.   BUSINESS
-------   --------

GENERAL
-------
        Mississippi Valley Bancshares, Inc. (the "Company") is a multi-bank holding company headquartered in St. Louis County, Missouri. The Company and its wholly owned subsidiaries, Southwest Bank of St. Louis (the "Missouri Bank") and Southwest Bank, Belleville, (the "Illinois Bank") are engaged primarily in commercial lending. Southwest Bank of St. Louis has been nationally recognized for its frequent practice of reducing its prime interest rate in advance of industry wide prime rate cuts. The Missouri and Illinois banks (collectively, the "Banks") have seven banking offices, all of which are located in the St. Louis metropolitan area ("St. Louis MSA"), the seventeenth largest metropolitan statistical area in the United States, with a population of approximately 2.5 million. Since acquiring the Missouri Bank in 1984, the Company has expanded its loan portfolio from $57 million to $1.104 billion at December 31, 1999, or approximately $70 million on average per year. In 1999 the Company formed Mississippi Valley Capital Company, a venture capital subsidiary and natural extension of our strong commercial lending activities. Over the past five years the Company has earned an average return on equity of 18.31%.

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

        The Company's historical growth strategy has been asset driven, as the Company has increased its loan portfolio based on lending opportunities which meet the Company's underwriting standards. The Company has expanded its retail deposit base to meet lending growth demands through opening new locations and offering promotional deposit rates, often concurrently. These deposit promotional activities are usually implemented as the Company's loan to deposit ratio increases significantly past the 85% level which management targets. The Company opened one new location in each of 1990, 1992, 1995, 1998 and 1999.

        The Company's operating strategy has resulted in a higher cost of funds (and, consequently, a lower net interest margin) than other institutions within its market, due to its rate driven retail deposit gathering activities. For 1999 and 1998, the Company reported net interest margins of 3.96% and 3.86%, respectively.

        On the other hand, this operating strategy has also permitted the Company to achieve consistently lower overhead ratios than other comparable institutions by (i) operating a small number of offices with a per-office deposit base averaging $188 million as of December 31, 1999, (ii) emphasizing commercial loans, which tend to be larger in size than retail loans, (iii) employing an experienced staff, (iv) improving data processing and operational systems in order to increase productivity, and (v) outsourcing services where possible. For 1999 and 1998, the Company reported efficiency ratios (non interest expense divided by the sum of tax-equivalent net interest income plus noninterest income) of 41.94% and 40.78%, respectively. These ratios are significantly better than those of the Company's peers. The Company's ratio of average assets per employee, which was $5.62 million for 1999, has also been consistently better than the industry average.

THE COMPANY
-----------

        For a description of the Company and its operations, reference is made to "Financial Review" on pages 9 through 23 of the Company's Annual Report to Shareholders for the year ended December 31, 1999, which is incorporated herein by reference.

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

EMPLOYEES
---------

        As of December 31, 1999, the Company had no employees and the Banks had approximately 286 full-time equivalent employees. None of the employees of the Banks are subject to a collective bargaining agreement. The Company considers relationships with employees of the Banks to be good.

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

        Credit Risk. The greatest risk facing lenders is generally credit risk, that is, the risk of losing principal and interest due to a borrower's failure to perform according to the terms of the loan agreements. Although the Company's percentage of net charge-offs has historically been lower than industry norms, it has a relatively high proportion of commercial loans. As of December 31, 1999 the Banks had 20 customers who had outstanding loans and unfunded commitments exceeding $5 million.

        Exposure to Local Economic Conditions. The Company's concentration of loans in the St. Louis MSA exposes it to risks resulting from changes in the local economy. While the Company's market area for loans extends throughout most of eastern Missouri and southern Illinois, its lending operations are concentrated in the St. Louis MSA.

        As of December 31, 1999, 39.3% of the Company's loans were secured by commercial real estate and 10.2% of the Company's loans were secured by residential real estate. The percentage of loans secured by St.
Louis MSA real estate is significant. A dramatic drop in St. Louis area real estate values would adversely affect the quality of loan portfolio.

        Interest Rate Risk. The Company's earnings depend to a great extent upon the level of net interest income, which is the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings. Sometimes the maturities of the Company's assets are well balanced in relation to maturities of liabilities (gap management). Gap management is not an exact science. It involves estimates as to how changes in the general level of interest rates will impact the yields earned on assets and the rates paid on liabilities. Rate changes can vary depending upon the level of rates and competitive factors. From time to time, maturities of assets and liabilities are not balanced, and a rapid increase or decrease in interest rates could have an adverse or positive effect on net interest margins and results of operations of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Sensitivity to Changes in Interest Rates" in the Company's Annual Report to Shareholders, incorporated by reference herein.

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

        The Clayton office, which opened in 1990, is located in one-half of the first floor (approximately 10,000 square feet) of a five-story office building in the Clayton Corporate Park, and includes two ATM's. The space is leased for five years with options to renew for up to 30 years. Adequate parking is available and drive-up facilities are provided in the Clayton Corporate Park near the Clayton banking office.

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

        The Southtown office on the corner of Kingshighway and Chippewa, approximately two miles from the main office, occupies an 1,865 square foot building on 1.58 acres of land purchased in 1997. This location has one ATM. An expansion and renovation of the facility was begun in 1999 and will be completed by mid-year in 2000.

        Southwest Bank, Belleville owns 1.7 acres of land in Belleville, Illinois. In 1998 the bank building construction was completed and Southwest Bank, Belleville opened in September. The building is approximately 10,000 square feet. The office has one ATM, adjoining drive-up lanes and equipment; adequate parking is available.

        In 1996, Southwest Bank of St. Louis purchased two adjoining parcels of land of approximately 6.3 acres and 2.3 acres, respectively, in Des Peres, Missouri. The Company sold 1.3 acres to the Missouri Department of Transportation and retained approximately 7.3 acres of the total. Construction of its 73,000 square foot four-story bank branch and office building was completed on the site in 1999. Approximately half of the first floor is occupied by the Southwest Bank of St. Louis retail branch which opened in November, 1999. The bank office has one ATM, adjoining drive-up lanes and equipment; adequate parking is available. The remaining portion of the first floor not occupied by Southwest Bank is available for lease. All of the second and third floors is occupied by the Company's Commercial Lending Division and various operations and administrative support functions for the Banks. Approximately half of the fourth floor houses the Company's headquarters with the remaining space leased to an unaffiliated tenant.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

        There were no matters submitted to a vote of the security holders in the quarter ended December 31, 1999.

                              PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
-------   -----------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------

        Reference is made to the information contained in the section entitled "Common Share Data" on page 8 and investor information on page 48 of the Company's Annual Report to Shareholders for the year ended December 31, 1999, which is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

        Reference is made to the information contained in the section entitled "Financial Review - Selected Consolidated Financial Data" on page 9 of the Company's Annual Report to Shareholders for the year ended December 31, 1999, which is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------
        Reference is made to information contained in the section entitled "Financial Review" on pages 9 through 23 of the Company's Annual Report to Shareholders for the year ended December 31, 1999, which is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

        Reference is made to information contained in the section entitled "Sensitivity to Changes in Interest Rates" on pages 19 and 20 of the Company's Annual Report to Shareholders for the fiscal year ended
December 31, 1999, which is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

        Reference is made to the Consolidated Financial Statements and independent auditors' report thereon contained on pages 24 through 46 of the Company's Annual Report to Shareholders for the year ended December 31, 1999, which are incorporated herein by reference.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------   ----------------------------------------------------

        Not applicable


                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

        Reference is made to "Election of Directors" on pages 3 through 5 of the Company's definitive Proxy Statement dated March 17, 2000, which is incorporated herein by reference.

        Reference is made to "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 12 of the Company's definitive Proxy Statement dated March 17, 2000, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

        Reference is made to "Executive Compensation" on pages 6 through 10 of the Company's definitive Proxy Statement dated March 17, 2000, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

        Reference is made to "Principal Shareholders" on pages 11 and 12 of the Company's definitive Proxy Statement dated March 17, 2000, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

        Reference is made to "Certain Transactions" on page 10 of the Company's definitive Proxy Statement dated March 17, 2000, which is incorporated herein by reference.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------

        (a)  1.   Financial Statements.

                                                               Pages in 1999 Annual
                                                               Report to Shareholders
                                                               incorporated by reference
                                                               -------------------------
                  Report of Independent Auditors                     24
                  Consolidated Balance Sheets                        25
                  Consolidated Statements of Income                  26
                  Consolidated Statements of Changes
                  in Shareholders' Equity                            27
                  Consolidated Statements of Cash Flows              28
                  Notes to Consolidated Financial Statements         29 through 46

             2.   Financial Statement Schedules.

                       None.

             3.   Exhibits.

                       References made to "Exhibit Index," which is attached hereto and incorporated herein by reference.

        (b) Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                            SIGNATURES
                            ----------

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated: MARCH 14, 2000
       --------------




                       MISSISSIPPI VALLEY BANCSHARES, INC.


                       By /s/ Paul M. Strieker
                          ----------------------------------------
                          Paul M. Strieker
                          Executive Vice President, Controller and
                          Chief Financial Officer
                          (on behalf of the Registrant and as
                          Principal Financial and Accounting
                          Officer)

                             MISSISSIPPI VALLEY BANCSHARES, INC.
                                        Exhibit Index
                                          Form 10-K
                                             1999
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

 4.1 Certificate of Designations for Perpetual Preferred Stock, Series 1993, incorporated by reference to Exhibit 4.1 to Registration Statement
          No. 33-61692 on Form S-1

 4.3.1    Mississippi Valley Bancshares, Inc. 1988 Stock Option Plan (Five-Year
          Options), incorporated by reference to Exhibit 4.6.1 to Registration
          Statement No. 33-61692 on Form S-1

 4.3.2    Mississippi Valley Bancshares, Inc. 1991 Stock Option Plan (Five-Year
          Options), incorporated by reference to Exhibit 4.6.2 to Registration
          Statement No. 33-71760 on Form S-8

 4.3.2a   Amendment dated January 18, 1995 to the Mississippi Valley Bancshares,
          Inc. 1991 Stock Option Plan (Five-Year Options), incorporated by reference to Exhibit 4.4.2a to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1994

 4.3.3    Form of Five-Year Option Agreement, incorporated by reference to
          Exhibit 4.6.3 to Registration Statement No. 33-71760 on Form S-8

 4.4.1    Indenture dated March 5, 1997 between the Company and State Street
          Bank and Trust Company relating to Floating Rate Debentures due 2027;
          incorporated by reference to Exhibit 4.1 to the Company's Registration
          Statement No. 333-22055 on Form S-3.




Exhibit
Number                         Description of Exhibit                                     Page
-------                        ----------------------                                     ----
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

10.1      Purchase Agreement Dated March 31, 1993 for Series 1993 Preferred
          Stock, incorporated by reference to Exhibit 10.1 to Registration Statement
          No. 33-61692 on Form S-1

10.2.1    Management Retention Agreement between the Southwest Bank of St. Louis (the
          "Missouri Bank") and Stephen P. Marsh, incorporated by reference to Exhibit
          10.2.1 to Registration Statement No. 33-61692 on Form S-1

10.2.2    Management Retention Agreement between the Missouri Bank and Paul M.
          Strieker, incorporated by reference to Exhibit 10.2.2 to the Company's
          Annual Report on Form 10-K for its fiscal year ended December 31, 1993.

10.2.3    Consulting Agreement between the Missouri Bank, Company and Andrew N. Baur, incorporated by reference to Exhibit 10.2.3 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1995.

10.2.4    Consulting Agreement between the Missouri Bank, Company and Linn H. Bealke, incorporated by reference to Exhibit 10.2.4 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1995.




Exhibit
Number                         Description of Exhibit                                     Page
-------                        ----------------------                                     ----
10.2.5    Southwest Bank of St. Louis Supplemental Retirement Plan, incorporated by reference to Exhibit 10.2.5 to the Company's Annual Report on Form 10-K for
          its fiscal year ended December 31, 1995.

10.2.6    Management Retention Agreement between the Missouri Bank and Mary P. Sherrill, incorporated by reference to Exhibit 10.2.6 to the Company's Annual Report on
          Form 10-K for its fiscal year ended December 31, 1998

10.3.1    Clayton Corporate Park Standard Office Lease dated December 23, 1988, between the Forsythe Group, Inc. and the Missouri Bank, incorporated by reference to
          Exhibit 10.3.1 to Registration Statement No. 33-61692 on Form S-1

10.3.2    First Amendment to Clayton Corporate Park Standard Office Lease dated August
          31, 1989,  between The Forsythe Group, Inc. and the Missouri Bank, incorporated by reference to Exhibit 10.3.2 to Registration Statement
          No. 33-61692 on Form S-1

10.4      Promissory Note dated June 5, 1997, in the principal amount of $10,000,000, by
          Registrant in favor of  Norwest Bank Minnesota, N.A. incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31,1997

10.4.1<F*>Promissory Note dated August 11, 1999, in the principal amount of $20,000,000, by Registrant in favor of Mercantile-Safe Deposit & Trust Company

13.<F*>   Registrant's Annual Report to Shareholders for the year ended December
          31, 1999 (only those portions of such Annual Report as are incorporated by reference in Parts I and II hereof shall be deemed a part of this Report)

21.<F*>   Subsidiaries of the Registrant.

23.<F*>   Consent of Independent Auditors

24.<F*>   Power of Attorney is contained on page 11 and 12 hereof

-----------------
<F*> Filed herewith

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

         SIGNATURE            TITLE                              DATE
         ---------            -----                              ----
/s/ John T. Baumstark         Director                           March 20, 2000
---------------------------
John T. Baumstark

/s/ Andrew N. Baur            Chairman and Chief Executive       March 14, 2000
---------------------------   Officer of the Registrant and
Andrew N. Baur                Southwest Bank of St. Louis;
                              Director

/s/ Andrew S. Baur            Director of the Registrant; and    March 24, 2000
---------------------------   Senior Vice President of
Andrew S. Baur                Southwest Bank of St. Louis

/s/ Linn H. Bealke            President and Director of the      March 14, 2000
---------------------------   Registrant; Vice Chairman of
Linn H. Bealke                Southwest Bank of St. Louis

                              Director
---------------------------
Alice C. Behan

/s/ William H. T. Bush        Director                           March 14, 2000
---------------------------
William H. T. Bush

                              Director
---------------------------
Franklin J. Cornwell Jr.
                              Director
---------------------------
Theodore P. Desloge, Jr.




                              Director
---------------------------
Louis N. Goldring

/s/ Richard T. Grote          Director                           March 21, 2000
---------------------------
Richard T. Grote

                              Director
---------------------------
Frederick O. Hanser


                              Director
---------------------------
Donna D. Lambert

/s/ Michael D. Latta          Director                           March 13, 2000
---------------------------
Michael D. Latta

/s/ Mont S. Levy              Director                           March 14, 2000
---------------------------
Mont S. Levy

/s/ Lewis B. Shepley          Director                           March 21, 2000
---------------------------
Lewis B. Shepley


/s/ Paul M. Strieker          Executive Vice President,          March 14, 2000
---------------------------   Controller, and Chief Financial
Paul M. Strieker              Officer of the Registrant,
                              Executive Vice President of
                              Southwest Bank of St. Louis