Form 10-Q
period 2000-03-31
MISSISSIPPI VALLEY BANCSHARES INC
filed 2000-05-11
CIK 809352

                                  FORM 10-Q

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2000
                               -----------------------------------------------

                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to_______________________

         Commission file number                  0-22008
                                              ----------------

                      MISSISSIPPI VALLEY BANCSHARES, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    MISSOURI                            43-1336298
--------------------------------------------   -------------------------------
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)             Identification No.)

13205 Manchester Road,  St. Louis, Missouri               63131
--------------------------------------------   -------------------------------
    (Address of principal executive offices)            (Zip Code)

(Registrant's telephone number, including area code)         (314) 543-3512
                                                           -------------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes   X         No
                            -----           -----

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF APRIL 28, 2000:


   Common Stock, $1.00 par value                         9,352,662
--------------------------------------------   -------------------------------
               Class                                  Number of Shares

             THIS DOCUMENT CONSTITUTES PART OF A PROSPECTUS COVERING SECURITIES THAT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933.

                       MISSISSIPPI VALLEY BANCSHARES, INC.
                       -----------------------------------

                                      INDEX
                                      -----
                                                                           Page No.
                                                                           --------

PART I.   FINANCIAL INFORMATION
          ---------------------

          ITEM 1.   Financial Statements

                    Condensed Consolidated Balance Sheets --
                       March 31, 2000 and December 31, 1999                      3

                    Condensed Consolidated Statements of
                       Income -- Quarters Ended March 31, 2000
                       and March 31, 1999                                        4

                    Consolidated Statements of Changes in
                       Shareholders' Equity -- Three Months
                       Ended March 31, 2000 and March 31, 1999                   5

                    Condensed Consolidated Statements of
                       Cash Flows -- Three Months Ended
                       March 31, 2000 and March 31, 1999                         6

                    Notes to Condensed Consolidated
                       Financial Statements                                     7-8

          ITEM 2.   Management's Discussion and Analysis
                       of Results of Operations and
                       Financial Condition                                      9-15


PART II.  OTHER INFORMATION
          -----------------

          ITEM 6.   Exhibits and Reports on Form 8-K                             16


SIGNATURE                                                                        17
---------

EXHIBIT INDEX                                                                    18
-------------


PART I.  FINANCIAL INFORMATION
------------------------------
   ITEM 1.                                        FINANCIAL STATEMENTS
----------------                                  --------------------

                                          MISSISSIPPI VALLEY BANCSHARES, INC.
                                          -----------------------------------

                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                         -------------------------------------

                                                                           March 31,             December 31,
                                                                            2000                    1999
                                                                                                 (Derived from
                                                                         (Unaudited)         Unaudited Statements)
                                                                         -----------         ---------------------
                                                                                 (dollars in thousands)
ASSETS
------
   Cash and due from banks                                               $   30,044              $   29,551
   Federal funds sold                                                           370                  55,100
   Held to maturity securities
      (fair value of $89,703 and
        $59,115, respectively)                                               89,892                  59,116
   Available for sale securities                                            264,181                 257,899
   Trading account securities                                                   796
   Loans, net of
      unearned income                                                     1,154,291               1,104,498
   Allowance for possible loan losses                                        22,570                  21,649
                                                                       --------------          --------------
            Net loans                                                     1,131,721               1,082,849
   Premises and equipment                                                    39,830                  37,658
   Other assets                                                              36,255                  38,976
                                                                       --------------          --------------

                  TOTAL ASSETS                                           $1,593,089              $1,561,149
                                                                       ==============          ==============
LIABILITIES
-----------
   Deposits:
      Non-interest bearing                                               $  126,991              $  129,818
      Interest bearing                                                    1,202,779               1,185,898
                                                                       --------------          --------------
         Total deposits                                                   1,329,770               1,315,716
   Securities sold under agreements
      to repurchase                                                          33,196                  35,049
   Other short-term borrowings                                               80,382                  70,590
   Guaranteed preferred beneficial interests
      in subordinated debentures                                             14,950                  14,950
   Other liabilities                                                         16,687                  12,278
                                                                       --------------          --------------

                  TOTAL LIABILITIES                                       1,474,985               1,448,583
                                                                       --------------          --------------
SHAREHOLDERS' EQUITY
--------------------
   Common stock-par value $1
      Authorized 20,000,000 shares,
         issued 9,755,562 in 2000
         and 9,661,262 in 1999                                                9,755                   9,661
   Capital surplus                                                           21,741                  20,272
   Retained earnings                                                        101,853                  96,874
   Accumulated other comprehensive income                                    (2,342)                 (2,245)
   Treasury stock, at cost, 402,900 shares
      at March 31, 2000 and 364,900 shares
      at December 31, 1999                                                  (12,903)                (11,996)
                                                                       --------------          --------------
      TOTAL SHAREHOLDERS' EQUITY                                            118,104                 112,566
                                                                       --------------          --------------

      TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                                         $1,593,089              $1,561,149
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

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                -----------------------------------
                                                                                   2000                    1999
                                                                                -----------             -----------
Interest income:
   Interest and fees on loans                                                     $25,024                 $20,126
   Held to maturity securities:
      Taxable                                                                       1,222                     480
      Tax-exempt                                                                      125                     144
   Available for sale securities                                                    4,344                   5,274
   Other                                                                              311                      82
                                                                                -----------             -----------

                  TOTAL INTEREST INCOME                                            31,026                  26,106
                                                                                -----------             -----------
Interest expense:
   Deposits                                                                        14,615                  11,746
   Short-term borrowings                                                            1,506                     750
   Long-term borrowings                                                               280                     256
                                                                                -----------             -----------

                  TOTAL INTEREST EXPENSE                                           16,401                  12,752
                                                                                -----------             -----------

                     NET INTEREST INCOME                                           14,625                  13,354
Provision for possible loan losses                                                    769                   1,749
                                                                                -----------             -----------

           NET INTEREST INCOME AFTER
  PROVISION FOR POSSIBLE LOAN LOSSES                                               13,856                  11,605
                                                                                -----------             -----------
Other income:
   Service charges                                                                    523                     542
   Securities gains/(losses), net on:
         Sales of available for sale securities                                       919                    (830)
   Trading profits and commissions                                                    621                   3,050
   Other                                                                            1,160                     799
                                                                                -----------             -----------
                                                                                    3,223                   3,561
                                                                                -----------             -----------
Other expenses:
   Employee compensation and
      other benefits                                                                3,693                   3,242
   Net occupancy                                                                      612                     356
   Equipment                                                                          610                     352
   Advertising                                                                        426                     280
   Other                                                                            2,365                   2,188
                                                                                -----------             -----------
                                                                                    7,706                   6,418
                                                                                -----------             -----------

                  INCOME BEFORE INCOME TAXES                                        9,373                   8,748
Income taxes                                                                        3,460                   3,259
                                                                                -----------             -----------

                                NET INCOME                                        $ 5,913                 $ 5,489
                                                                                ===========             ===========

Earnings per common share:
      Basic                                                                       $   .63                 $   .58
      Diluted                                                                     $   .63                 $   .57

See accompanying notes.

                                          MISSISSIPPI VALLEY BANCSHARES, INC.
                                          -----------------------------------
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               ----------------------------------------------------------
                                          YEAR TO DATE MARCH 31, 2000 AND 1999
                                                      (UNAUDITED)

                                                 (Dollars in Thousands)

                                                                                  Accumu-
                                                                                  lated
                                                                                   Other
                                                                                  Compre-                    Total
                                      Common Stock                                hensive                   Share-        Compre-
                                      ------------        Capital     Retained    Income       Treasury     holders'      hensive
                                   Shares      Amount     Surplus     Earnings     (Loss)        Stock       Equity       Income
                                 ---------     ------     -------     --------     -------     ---------    ---------    --------
1999

Balance at Jan. 1, 1999          9,631,312     $9,631     $19,627     $ 79,003     $ 6,265     $ (4,748)    $109,778     $
Net Income                                                               5,489                                 5,489       5,489
Issuance of common stock            11,500         12         212                                                224
Treasury Stock Purchased                                                                         (2,427)      (2,427)
Cash dividends on:
 common stock                                                             (855)                                 (855)
Other comprehensive income,
 net of tax
 Unrealized loss on available
  for sale securities                                                               (3,787)                   (3,787)     (3,787)
                                 ---------     ------     -------     --------     --------    ---------    ---------    --------
Balance at March 31,
  1999                           9,642,812     $9,643     $19,839     $ 83,637     $ 2,478     $ (7,175)    $108,422
                                 =========     ======     =======     ========     ========    =========    =========

Comprehensive Income                                                                                                     $ 1,702
                                                                                                                         ========

2000

Balance at Jan. 1, 2000          9,661,262     $9,661     $20,272     $ 96,874     $(2,245)    $(11,996)    $112,566     $
Net Income                                                               5,913                                 5,913       5,913
Issuance of common stock            94,300         94       1,469                                              1,563
Treasury stock purchased                                                                           (907)        (907)
Cash dividends on:
 common stock                                                             (934)                                 (934)
Other comprehensive
 income, net of tax
 Unrealized loss on available
  for sale securities                                                                  (97)                      (97)        (97)
                                 ---------     ------     -------     --------     --------    ---------    ---------    --------

Balance at March 31,
 2000                            9,755,562     $9,755     $21,741     $101,853     $(2,342)    $(12,903)    $118,104
                                 =========     ======     =======     ========     ========    =========    =========

Comprehensive Income                                                                                                      $5,816
                                                                                                                         ========


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

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                               ------------------------------------
                                                                                   2000                    1999
                                                                               ------------            ------------
                                                                                        (dollars in thousands)
OPERATING ACTIVITIES
--------------------
   Net income                                                                    $  5,913                $  5,489
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Provision for possible loan losses                                              769                   1,749
      Provision for depreciation and amortization                                     857                     577
      Accretion of discounts and amortization of
         premiums on securities                                                      (664)                    (90)
      Realized securities (gains) and losses, net                                    (919)                    830
      Net increase in trading account securities                                     (796)                   (945)
      (Increase) decrease in interest receivable                                     (626)                    687
      Increase in interest payable                                                    334                     119
      Other, net                                                                    7,628                  (6,944)
                                                                               ------------            ------------
               NET CASH PROVIDED BY
                  OPERATING ACTIVITIES                                             12,496                   1,472
                                                                               ------------            ------------

INVESTING ACTIVITIES
--------------------
   Proceeds from maturities of held to maturity securities                            400                      --
   Purchases of held to maturity securities                                       (31,054)                     --
   Purchases of available for sale securities                                     (95,147)                (49,986)
   Proceeds from maturities of available for sale securities                       53,000                   2,000
   Proceeds from sales and paydowns of
     available for sale securities                                                 37,176                 120,483
   Purchases of premises and equipment                                             (2,762)                 (3,223)
   Increase in loans outstanding, net                                             (49,641)                (76,810)
                                                                               ------------            ------------
               NET CASH USED IN
                  INVESTING ACTIVITIES                                            (88,028)                 (7,536)
                                                                               ------------            ------------

FINANCING ACTIVITIES
--------------------
   Net increase in deposits                                                        14,054                   3,767
   Net increase in repurchase agreements
     and other short-term borrowings                                                7,939                     912
   Proceeds from sale of common stock                                               1,143                     224
   Purchase of treasury stock                                                        (907)                 (2,427)
   Cash dividends                                                                    (934)                   (855)
                                                                               ------------            ------------
               NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                                             21,295                   1,621
                                                                               ------------            ------------
                 DECREASE IN CASH
                    AND CASH EQUIVALENTS                                          (54,237)                 (4,443)

Cash and cash equivalents at beginning of period                                   84,651                  27,017
                                                                               ------------            ------------
                 CASH AND CASH EQUIVALENTS
                    AT END OF PERIOD                                             $ 30,414                $ 22,574
                                                                               ============            ============

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

    For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.  Comprehensive Income

    Following is a summary of other comprehensive income components and related income tax effects:


                                                       For the Three Months Ended March 31, 2000
                                                       -----------------------------------------
                                                  Before-Tax           Tax                  Net-of-Tax
                                                    Amount           Expense                  Amount
                                                  ----------         -------                ----------
                                                                 (dollars in thousands)
Unrealized gains on available
   for sale securities                              $   770           $   270               $   500

Less: reclassification adjustment
   for gains realized in net
   income                                               919               322                   597
                                                    -------           -------               -------

Net unrealized losses                                  (149)              (52)                  (97)
                                                    -------           -------               -------

Other comprehensive income                          $  (149)          $   (52)              $   (97)
                                                    =======           =======               =======


                                                        For the Three Months Ended March 31, 1999
                                                        -----------------------------------------
                                                  Before-Tax           Tax                  Net-of-Tax
                                                    Amount           Expense                  Amount
                                                  ----------         -------                ----------
                                                                 (dollars in thousands)
Unrealized losses on
   available for sale securities                    $(6,656)          $(2,329)              $(4,327)

Less: reclassification adjustment
   for losses realized in net
   income                                              (830)             (290)                 (540)
                                                    -------           -------               -------

Net unrealized losses                                (5,826)           (2,039)               (3,787)
                                                    -------           -------               -------
Other comprehensive
   income (loss)                                    $(5,826)          $(2,039)              $(3,787)
                                                    =======           =======               =======

3.   Earnings per Share

     Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding.


                                                                                    Three Months Ended
                                                                                        March 31,
                                                                       --------------------------------------------
                                                                            2000                           1999
                                                                       --------------                --------------
                                                                      (dollars in thousands, except per share data)
BASIC:

Average common shares outstanding                                         9,326,560                     9,495,556
                                                                       ==============                ==============
Net income                                                               $    5,913                    $    5,489
                                                                       ==============                ==============
Basic earnings per common share                                          $      .63                    $      .58
                                                                       ==============                ==============

    Diluted earnings per share gives effect to the weighted average shares outstanding and average dilutive common share equivalents outstanding.

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                       --------------------------------------------
                                                                             2000                           1999
                                                                       --------------                --------------
                                                                      (dollars in thousands, except per share data)
DILUTED:

Average common shares outstanding                                         9,326,560                     9,495,556
Average common stock equivalents of
   options outstanding-based on the
   treasury stock method using market price                                  58,004                       152,022
                                                                       --------------                --------------
                                                                          9,384,564                     9,647,578
                                                                       ==============                ==============
Net income                                                               $    5,913                    $    5,489
                                                                       ==============                ==============
Diluted earnings per common share                                        $      .63                    $      .57
                                                                       ==============                ==============

ITEM 2.
-------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               -----------------------------------------------
                    OF OPERATIONS AND FINANCIAL CONDITION
                    -------------------------------------

    The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 1999.

SUMMARY OF EARNINGS
-------------------

    Consolidated net income for the first quarter of 2000 was $5,913,000, up $424,000 or 7.7% from the $5,489,000 earned during the first quarter of 1999. On a per share basis, net income was $.63, up 10.5% from $.57 in the same period of the prior year. The improved performance was generated primarily by increased net interest income and a reduced provision for possible loan losses. Loan growth of $50 million in the first quarter of 2000 compared with $77 million in the same period in 1999. Net loan recoveries of $152,000 in the first quarter of 2000 limited the loan loss provision to $769,000 compared with $1,749,000 in 1999.

    For the quarter, the Company's return on average assets was 1.50%, down from 1.56% in the first quarter of 1999. The Company's return on equity was 20.28%, up from 19.62% in the first three months of 1999. Total assets at March 31, 2000 were $1.593 billion, total loans were $1.154 billion and deposits were $1.330 billion at the Company's seven bank locations. At March 31, 2000, total equity capital was $118.1 million or 7.41% of assets.

NET INTEREST INCOME
-------------------

    The following discussion and tables set forth the composition of average interest-earning assets and interest-bearing liabilities along with accompanying interest income, expense, yields and rates, on a tax-equivalent basis. The tax-equivalent adjustments were approximately $73,000 and $63,000, for the three months ended March 31, 2000 and 1999, respectively. Net interest income on a tax-equivalent basis, divided by average interest-earning assets, represents the Company's net interest margin.

Three months ended March 31, 2000 and 1999
------------------------------------------

    Total tax-equivalent interest income for the three months ended March 31, 2000 was $31,098,000, up $4,929,000 compared to the same period in 1999. The $176 million increase in the volume of average loans outstanding and higher yields earned on loans and securities were primarily responsible for the increased interest earnings. Overall asset yields were 8.37% in the first quarter of 2000, up from 7.81% in the same period in 1999. Funding the Company's asset growth were increased time deposits of $104 million and increased short term borrowings of $44 million.

    Total interest expense for the first quarter of 2000 was $16,400,000, up $3,648,000 from $12,752,000 in the first quarter of 1999. Higher rates were paid on nearly all interest bearing liabilities in the first quarter of 2000 compared to 1999. Overall rates paid on total interest bearing liabilities rose to 5.00% from 4.39% in the first quarter of 1999.

    Total tax-equivalent net interest income increased $1,281,000. The Company's net interest margin declined slightly to 3.95% from 3.99% in the first quarter of 1999, as the increase in rates paid exceeded the increase in asset yields earned.

                                          AVERAGE BALANCES, INTEREST AND RATES

                                                                     THREE MONTHS ENDED MARCH 31,
                                         ------------------------------------------------------------------------------
                                                            2000                                   1999
                                         --------------------------------------   -------------------------------------
                                                          INTEREST                               INTEREST
                                           AVERAGE        INCOME/       YIELD/     AVERAGE       INCOME/       YIELD/
                                           BALANCE        EXPENSE        RATE      BALANCE       EXPENSE        RATE
                                         -----------     ----------   ---------   ----------   -----------   ----------
                                                                      (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Loans<F1><F2>
     Taxable                             $1,120,648       $24,989        8.96%    $  946,504     $20,126        8.61%
     Tax-exempt<F3>                           2,000            54       10.95
   Held to maturity securities
     Taxable                                 76,460         1,222        6.40         30,712         480        6.27
     Tax-exempt<F3>                           7,088           178       10.08          8,117         207       10.20
   Available for sale securities            265,525         4,344        6.56        363,726       5,274        5.83
   Trading account securities                 1,408            24        6.75            576          10        7.02
   Federal Funds sold and other short-
    term investments                         19,614           287        5.88          6,141          72        4.78
                                        ------------     ---------               ------------   ---------
       Total interest-earning assets     $1,492,743        31,098        8.37%    $1,355,776      26,169        7.81%
                                                         ---------                              ---------
Noninterest-earning assets:
   Cash and due from banks                   29,996                                   23,799
   Bank premises and equipment               38,741                                   22,451
   Other assets                              32,212                                   23,524
   Allowance for possible loan losses       (21,850)                                 (18,436)
                                        ------------                             ------------
       Total assets                      $1,571,842                               $1,407,114
                                        ============                             ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   NOW accounts                          $   26,928       $    75        1.12%    $   27,270     $    93        1.38%
   Money market accounts                    706,199         8,752        4.98        715,533       7,399        4.19
   Savings deposits                          28,017           207        2.98         25,668         188        2.97
   Time deposits of $100,000 or more         52,919           706        5.36         36,318         440        4.91
   Other time deposits                      376,522         4,876        5.21        288,970       3,626        5.09
                                        ------------     ---------               ------------   ---------
       Total interest-bearing deposits    1,190,585        14,616        4.94      1,093,759      11,746        4.36
   Federal funds purchased, repurchase
    agreements and other short-term
    borrowings                              114,534         1,505        5.28         70,316         750        4.33
   Capital trust debentures                  14,950           279        7.48         14,950         256        6.84
                                        ------------     ---------               ------------   ---------
       Total interest-bearing
         liabilities                      1,320,069        16,400        5.00%     1,179,025      12,752        4.39%
                                                         ---------                              ---------
Noninterest-bearing liabilities:
   Demand deposits                          127,397                                  112,369
   Other liabilities                          7,725                                    3,831
Shareholders' equity                        116,651                                  111,889
                                        ------------                             ------------
       Total liabilities and
        shareholders' equity             $1,571,842                               $1,407,114
                                        ============                             ============
       Net interest income                                $14,698                                $13,417
                                                         =========                              =========
       Net interest margin                                               3.95%                                  3.99%
                                                                       ========                               ========

----------------------------------------
<F1> For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received.
<F2> Interest income on loans includes loan fees, which were not material to any period presented.
<F3> Information is presented on a tax-equivalent basis assuming a tax rate of
     35%. The tax-equivalent adjustments were approximately $73,000 and $63,000 for the three months ended March 31, 2000 and 1999, respectively.

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


                          CHANGES IN INTEREST INCOME AND EXPENSE, VOLUME AND RATE VARIANCES

                                                                                    THREE MONTHS ENDED
                                                                                      MARCH 31, 2000
                                                                                       COMPARED TO
                                                                                      MARCH 31, 1999
                                                                    ------------------------------------------------
                                                                      INCREASE (DECREASE) ATTRIBUTABLE TO CHANGE IN:
                                                                    ------------------------------------------------
                                                                                          YIELD/             NET
                                                                       VOLUME              RATE             CHANGE
                                                                    ------------       -----------       -----------
                                                                                  (DOLLARS IN THOUSANDS)
INTEREST EARNED ON:
   Loans<F1><F2>                                                      $ 4,015            $  902            $4,917
   Held to maturity securities:
      Taxable                                                             732                10               742
      Tax-exempt<F1>                                                      (27)               (2)              (29)
   Available for sale securities                                       (1,540)              610              (930)
   Trading account securities                                              14                                  14
   Federal funds sold and other short-
      term investments                                                    194                21               215
                                                                    ------------       -----------       -----------
         Total interest income                                          3,388             1,541             4,929
                                                                    ------------       -----------       -----------

INTEREST PAID ON:
   NOW accounts                                                            (1)              (17)              (18)
   Money market accounts                                                  (95)            1,448             1,353
   Savings                                                                 18                 1                19
   Time deposits of $100,000 or more                                      221                45               266
   Other time deposits                                                  1,160                90             1,250
   Federal funds purchased, repurchase
      agreements and other short-term
      borrowings                                                          599               156               755
   Long-term borrowings                                                                      23                23
                                                                    ------------       -----------       -----------
         Total interest expense                                         1,902             1,746             3,648
                                                                    ------------       -----------       -----------
         Net interest income                                          $ 1,486            $ (205)           $1,281
                                                                    ============       ===========       ===========

-------------------------------------
<F1> Information is presented on a tax-equivalent basis assuming a tax rate of
     35%. The approximate tax-equivalent adjustment was $73,000 and $63,000 for the three months ended March 31, 2000 and 1999.

<F2> Average balances included nonaccrual loans.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

    The provision for possible loan losses for the first quarter of 2000 was $769,000, down from $1,749,000 for the same period in 1999. Loan growth of $77 million and net loan charge offs of $216,000 in the first quarter of 1999 necessitated a greater provision expense than in the first three months of 2000 when loans rose $50 million and the Company experienced net loan recoveries of $152,000.

    The allowance for possible loan losses was $22,570,000 or 1.96% of loans outstanding at March 31, 2000. This compared to $21,649,000 at the end of 1999 and $19,677,000 at March 31, 1999, each also 1.96% of loans outstanding. In management's judgement, the allowance for possible loan losses is considered adequate to absorb potential losses in the loan portfolio.

    The following table summarizes, for the periods indicated, activity in the allowance for possible loan losses:

              Summary of Loan Loss Experience and Related Information
              -------------------------------------------------------
                                                             Three Months Ended
                                                     --------------------------------
                                                                  March 31,
                                                     --------------------------------
                                                          2000              1999
                                                     --------------    --------------
                                                           (dollars in thousands)
Allowance for possible loan losses
   (beginning of period)                               $   21,649        $   18,144
Loans charged off                                            (632)             (467)
Recoveries of loans previously
   charged off                                                784               251
                                                     --------------    --------------
      Net loans (charged off) recoveries                      152              (216)
                                                     --------------    --------------
Provision for possible loan losses                            769             1,749
                                                     --------------    --------------
Allowance for possible loan losses
   (end of period)                                     $   22,570        $   19,677
                                                     ==============    ==============

Loans outstanding:
   Average                                             $1,122,648        $  946,504
   End of period                                        1,154,291         1,002,555

Ratio of allowance for possible
   loan losses to loans outstanding:
     Average                                                 2.01%             2.08%
     End of period                                           1.96%             1.96%

Ratio of net charge-offs to
   average loans outstanding, annualized:           not meaningful               .09

   The following table summarizes nonperforming assets at the dates indicated:

                                            March 31,       December 31,       March 31,
                                              2000              1999              1999
                                         --------------    --------------    --------------
                                                        (dollars in thousands)
Nonaccrual loans                           $    1,723        $    2,756        $    1,078
Loans past due 90 days or more                      5               371                33
Restructured loans                                171                90               108
                                         --------------    --------------    --------------
      Total nonperforming loans                 1,899             3,217             1,219
Other real estate                                  10                10               160
                                         --------------    --------------    --------------
      Total nonperforming assets           $    1,909        $    3,227        $    1,379
                                         ==============    ==============    ==============
Loans, net of unearned discount            $1,154,291        $1,104,498        $1,002,555
Allowance for possible loan
   losses to loans                               1.96%             1.96%             1.96%
Nonperforming loans to loans                      .16               .29               .12
Allowance for possible loan losses
   to nonperforming loans                    1,188.52            672.96          1,614.19
Nonperforming assets to loans
   and foreclosed assets                          .17               .29               .14


NONINTEREST INCOME
------------------
    For the first quarter of 2000 total noninterest income was $3,223,000, down from $3,561,000 in the same period in 1999. The Company had no hedging activities in 2000 compared with trading profits of $2,696,000 on hedging activities in the first quarter of 1999. The Company sold various securities to reduce the risk of higher interest rates in each year. In 2000 these sales generated gains of $919,000 compared with losses of $830,000 in the first quarter of 1999. Merchant credit card income and operating lease income were also up in 2000 compared with 1999.

NONINTEREST EXPENSE
-------------------
    Total noninterest expense for the first quarter of 2000 was $7,706,000, up $1,288,000 from $6,418,000 in the first three months of 1999. Overall Company growth, merit increases and greater benefit expenses were partially responsible for the increased overhead costs. Increased advertising, occupancy and equipment costs and other operating expenses, due in large part to the operating costs for the new Des Peres bank office and Company headquarters which opened in late 1999, also advanced total noninterest expense costs for 2000 above prior year levels.

CAPITAL MANAGEMENT AND RESOURCES
--------------------------------

    As of March 31, 2000, the Company's total shareholders' equity was $118.1 million. New capital was provided by the Company's first quarter net earnings and by the exercise of stock options. Offsetting the Company's capital accumulation were the payments of cash dividends on common stock and the repurchase of 38,000 shares of common stock in connection with the Company's stock repurchase plan.

    The Company formed MVBI Capital Trust ("MVBI Capital"), a statutory business trust in 1997. The Company owns all the common stock of MVBI Capital. MVBI Capital sold 598,000 preferred securities, having a liquidation amount of $25 per security, for a total of $14,950,000. The distributions payable on the preferred securities will float with the 3-month Treasury plus 2.25%. The preferred securities are considered long-term borrowings and entitled "Guaranteed preferred beneficial interests in subordinated debentures" for financial reporting purposes. For risk-based capital guidelines the amount is considered to be Tier 1 capital.

    The analysis of capital is dependent upon a number of factors including asset quality, earnings strength, liquidity, economic conditions and combinations thereof. The two primary criteria currently in effect are the risk-based capital guidelines and the minimum capital to total assets or leverage ratio requirement.

    These regulatory guidelines require that Tier 1 capital equal or exceed 4.00% of risk-weighted assets, and that the risk-based capital ratio equal or exceed 8.00%. As of March 31, 2000 and December 31, 1999 the Company's Tier 1 capital was 10.98% and 10.97% of risk-weighted assets, and total risk-based capital was 12.24% and 12.23% of risk-weighted assets, respectively.

    The minimum acceptable ratio of Tier 1 capital to total assets, or leverage ratio, has been established at 3.00%. As of March 31, 2000 and December 31, 1999, the Company's leverage ratio was 8.60% and 8.40%, respectively.

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