Form 10-Q/A
period 2000-03-31
MISSISSIPPI VALLEY BANCSHARES INC
filed 2000-05-11
CIK 809352

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




                                          MISSISSIPPI VALLEY BANCSHARES, INC.
                                          -------------------------------------
                                                      (Registrant)


Date:  May 11, 2000
       -----------------                      /s/ Paul M. Strieker
                                              ---------------------------------
                                              Paul M. Strieker, Executive Vice
                                              President, Controller and Chief
                                              Financial Officer (on behalf of
                                              the Registrant and as Principal
                                              Financial and Accounting Officer)