Form 10-Q
period 2000-06-30
MISSISSIPPI VALLEY BANCSHARES INC
filed 2000-08-11
CIK 809352

                                  FORM 10-Q


                                UNITED STATES


                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2000
                               -----------------------------------------------
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------

                     Commission file number       0-22008
                                               --------------

                     MISSISSIPPI VALLEY BANCSHARES, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                    MISSOURI                            43-1336298
--------------------------------------------   -------------------------------
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)             Identification No.)

13205 Manchester Road,  St. Louis, Missouri               63131
--------------------------------------------   -------------------------------
    (Address of principal executive offices)            (Zip Code)

(Registrant's telephone number, including area code)        (314) 543-3512
                                                        ----------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes   X      No
                                                        -----       ------

   INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF JULY 28, 2000:


Common Stock, $1.00 par value                                 9,369,112
-----------------------------                          -----------------------
          Class                                            Number of Shares

           THIS DOCUMENT CONSTITUTES PART OF A PROSPECTUS COVERING SECURITIES THAT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933.

                     MISSISSIPPI VALLEY BANCSHARES, INC.
                     -----------------------------------

                                    INDEX
                                    -----

                                                                 Page No.
                                                                 --------
PART I.     FINANCIAL INFORMATION
            ---------------------

            ITEM 1.  Financial Statements

                     Condensed Consolidated Balance Sheets --
                         June 30, 2000 and December 31, 1999         3

                     Condensed Consolidated Statements of
                         Income -- Quarters Ended June 30, 2000
                         and June 30, 1999                           4

                     Consolidated Statements of Changes in
                         Shareholders' Equity -- Six Months
                         Ended June 30, 2000 and June 30, 1999       5

                     Condensed Consolidated Statements of
                         Cash Flows -- Six Months Ended
                         June 30, 2000 and June 30, 1999             6

                     Notes to Condensed Consolidated
                         Financial Statements                       7-8


            ITEM 2.  Management's Discussion and Analysis
                         of Results of Operations and
                         Financial Condition                       9-16


PART II.    OTHER INFORMATION
            -----------------

            ITEM 4.  Submission of Matters to a Vote
                         of Security Holders                        17

            ITEM 6.  Exhibits and Reports on Form 8-K               17

SIGNATURE                                                           18
---------


PART I.  FINANCIAL INFORMATION
------------------------------

   ITEM 1.                                     FINANCIAL STATEMENTS
   -------                                     --------------------

                                       MISSISSIPPI VALLEY BANCSHARES, INC.
                                       -----------------------------------

                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                      -------------------------------------

                                                                 June 30,           December 31,
                                                                   2000                 1999
                                                                                   (Derived from
                                                               (Unaudited)       Audited Statements)
                                                              -------------    ----------------------
                                                                    (dollars in thousands)
ASSETS
------
   Cash and due from banks                                     $   37,761           $   29,551
   Federal funds sold                                              71,700               55,100
   Held to maturity securities
      (fair value of $96,915 and
         $59,115, respectively)                                    97,046               59,116
   Available for sale securities                                  267,922              257,899
   Trading account securities                                         565
   Loans, net of
      unearned income                                           1,257,293            1,104,498
   Allowance for possible loan losses                              23,536               21,649
                                                             --------------       --------------
            Net loans                                           1,233,757            1,082,849
   Premises and equipment                                          40,805               37,658
   Other assets                                                    47,981               38,976
                                                             --------------       --------------

                  TOTAL ASSETS                                 $1,797,537           $1,561,149
                                                             ==============       ==============
LIABILITIES
-----------
   Deposits:
      Non-interest bearing                                     $  139,295           $  129,818
      Interest bearing                                          1,401,087            1,185,898
                                                             --------------       --------------
         Total deposits                                         1,540,382            1,315,716
   Securities sold under agreements
      to repurchase                                                88,858               35,049
   Other short-term borrowings                                     16,972               70,590
   Guaranteed preferred beneficial interests
      in subordinated debentures                                   14,950               14,950
   Other liabilities                                               13,864               12,278
                                                             --------------       --------------

               TOTAL LIABILITIES                                1,675,026            1,448,583
                                                             --------------       --------------
SHAREHOLDERS' EQUITY
--------------------
   Common stock-par value $1
      Authorized 20,000,000 shares,
         issued 9,774,612 in 2000
         and 9,661,262 in 1999                                      9,774                9,661
   Capital surplus                                                 21,962               20,272
   Retained earnings                                              106,447               96,874
   Accumulated other comprehensive income (loss)                   (2,556)              (2,245)
   Treasury stock, at cost, 412,300 shares
      at June 30, 2000 and 364,900 shares
      at December 31, 1999                                        (13,116)             (11,996)
                                                             --------------       --------------
      TOTAL SHAREHOLDERS' EQUITY                                  122,511              112,566
                                                             --------------       --------------
      TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                                  $1,797,537           $1,561,149
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

                                    MISSISSIPPI VALLEY BANCSHARES, INC.
                                    -----------------------------------
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                -------------------------------------------
                                                (UNAUDITED)

                                                               Quarter Ended            Six Months Ended
                                                                  June 30                   June 30
                                                          ----------------------     ---------------------
                                                             2000         1999          2000        1999
                                                          ---------    ---------     ---------   ---------
                                                            (dollars in thousands, except per share data)
Interest income:
   Interest and fees on loans                              $27,569      $21,616       $52,593     $41,742
   Held to maturity securities:
      Taxable                                                1,434          471         2,656         951
      Tax-exempt                                               121          143           246         287
   Available for sale securities                             4,503        4,146         8,847       9,420
   Other                                                       828          292         1,139         374
                                                          ---------    ---------     ---------   ---------

                   TOTAL INTEREST INCOME                    34,455       26,668        65,481      52,774
                                                          ---------    ---------     ---------   ---------

Interest expense:
   Deposits                                                 18,440       11,719        33,055      23,465
   Short-term borrowings                                     1,304          877         2,810       1,627
   Long-term borrowings                                        304          252           584         508
                                                          ---------    ---------     ---------   ---------

                   TOTAL INTEREST EXPENSE                   20,048       12,848        36,449      25,600
                                                          ---------    ---------     ---------   ---------

                      NET INTEREST INCOME                   14,407       13,820        29,032      27,174
Provision for possible loan losses                             561        1,256         1,330       3,005
                                                          ---------    ---------     ---------   ---------

            NET INTEREST INCOME AFTER
   PROVISION FOR POSSIBLE LOAN LOSSES                       13,846       12,564        27,702      24,169
                                                          ---------    ---------     ---------   ---------

Other income:
   Service charges                                             573          573         1,096       1,115
   Securities gains/(losses), net on:
      Sales of available for sale securities                                415           919        (415)
   Trading profits and commissions                           1,007        1,587         1,628       4,637
   Other                                                     1,316        1,024         2,476       1,823
                                                          ---------    ---------     ---------   ---------
                                                             2,896        3,599         6,119       7,160
                                                          ---------    ---------     ---------   ---------
Other expenses:
   Employee compensation and
      other benefits                                         3,684        3,541         7,377       6,783
   Net occupancy                                               582          396         1,194         752
   Equipment                                                   716          411         1,326         763
   Advertising                                                 473          312           899         592
   Other                                                     2,491        2,482         4,856       4,670
                                                          ---------    ---------     ---------   ---------
                                                             7,946        7,142        15,652      13,560
                                                          ---------    ---------     ---------   ---------

          INCOME BEFORE INCOME TAXES                         8,796        9,021        18,169      17,769
Income taxes                                                 3,265        3,374         6,725       6,633
                                                          ---------    ---------     ---------   ---------

                        NET INCOME                         $ 5,531      $ 5,647       $11,444     $11,136
                                                          =========    =========     =========   =========

Earnings per common share:
      Basic                                                $   .60      $   .60       $  1.23     $  1.18
      Diluted                                              $   .59      $   .59       $  1.22     $  1.16


See accompanying notes.

                                          MISSISSIPPI VALLEY BANCSHARES, INC.
                                          -----------------------------------
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               ----------------------------------------------------------
                                          YEAR TO DATE JUNE 30, 2000 AND 1999
                                                      (UNAUDITED)

                                                 (Dollars in Thousands)

                                                                                Accumulated
                                                                                   Other
                                                                                  Compre-                    Total         Compre-
                                    Common Stock                                  hensive                    Share-        hensive
                                    ------------        Capital     Retained      Income       Treasury      holders'      Income
                                Shares       Amount     Surplus     Earnings       (Loss)       Stock         Equity       (Loss)
                               ---------     ------     -------     --------    ------------   --------      --------      -------
1999

Balance at Jan. 1, 1999        9,631,312     $9,631     $19,627     $ 79,003      $ 6,265      $ (4,748)     $109,778      $
Net Income                                                            11,136                                   11,136       11,136
Issuance of common stock          11,500         12         212                                                   224
Treasury Stock Purchased                                                                         (5,023)       (5,023)
Cash dividends on:
   common stock                                                       (1,696)                                  (1,696)
Unrealized loss on
   available for
   sale securities                                                                 (6,625)                     (6,625)      (6,625)
                               ---------     ------     -------     --------      -------      --------      --------      -------
Balance at June 30,
   1999                        9,642,812     $9,643     $19,839     $ 88,443      $   (360)    $ (9,771)     $107,794
                               =========     ======     =======     ========      ========     ========      ========

Comprehensive Income                                                                                                       $ 4,511
                                                                                                                           =======

2000

Balance at Jan. 1, 2000        9,661,262     $9,661     $20,272     $ 96,874      $(2,245)     $(11,996)     $112,566      $
Net Income                                                            11,444                                   11,444       11,444
Issuance of common stock         113,350        113       1,690                                                 1,803
Treasury stock purchased                                                                         (1,120)       (1,120)
Cash dividends on:
   common stock                                                       (1,871)                                  (1,871)
Unrealized loss on
   available for
   sale securities                                                                   (311)                       (311)        (311)
                               ---------     ------     -------     --------      -------      --------      --------      -------

Balance at June 30,
   2000                        9,774,612     $9,774     $21,962     $106,447      $ (2,556)    $(13,116)     $122,511
                               =========     ======     =======     ========      ========     ========      ========

Comprehensive Income                                                                                                       $11,133
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

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   ----------------------
                                                                                     2000          1999
                                                                                   ---------    ---------
                                                                                    (dollars in thousands)
OPERATING ACTIVITIES
--------------------
   Net income                                                                      $  11,444    $  11,136
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Provision for possible loan losses                                               1,330        3,005
      Provision for depreciation and amortization                                      1,853        1,190
      Accretion of discounts and amortization of
        premiums on securities                                                          (923)        (206)
      Realized securities (gains) and losses, net                                       (919)         415
      Net increase in trading account securities                                        (565)        (825)
      Net decrease (increase) in interest receivable                                  (3,638)         765
      Increase (decrease) in interest payable                                            553         (253)
      Other, net                                                                      (4,292)        (512)
                                                                                   ---------    ---------
             NET CASH PROVIDED BY
               OPERATING ACTIVITIES                                                    4,843       14,715
                                                                                   ---------    ---------
INVESTING ACTIVITIES
--------------------
   Proceeds from maturities of held to maturity securities                             3,400        2,000
   Purchases of available for sale securities                                       (130,688)     (90,357)
   Purchases of held to maturity securities                                          (41,068)
   Proceeds from maturities of available for sale securities                          81,000       40,000
   Proceeds from sales and paydowns of
      available for sale securities                                                   40,767      174,797
   Purchases of premises and equipment                                                (4,455)      (8,522)
   Increase in loans outstanding, net                                               (152,238)    (114,747)
                                                                                   ---------    ---------
             NET CASH PROVIDED BY
               (USED IN) INVESTING ACTIVITIES                                       (203,282)       3,171
                                                                                   ---------    ---------
FINANCING ACTIVITIES
--------------------
   Net increase in deposits                                                          224,666       47,218
   Net increase in repurchase agreements
      and other short-term borrowings                                                    191       17,080
   Proceeds from sale of common stock                                                  1,383          224
   Purchase of treasury stock                                                         (1,120)      (5,023)
   Cash dividends                                                                     (1,871)      (1,696)
                                                                                   ---------    ---------
             NET CASH PROVIDED BY
               FINANCING ACTIVITIES                                                  223,249       57,803
                                                                                   ---------    ---------
                  INCREASE IN CASH
                    AND CASH EQUIVALENTS                                              24,810       75,689

Cash and cash equivalents at beginning of period                                      84,651       27,017
                                                                                   ---------    ---------
                  CASH AND CASH EQUIVALENTS
                    AT END OF PERIOD                                               $ 109,461    $ 102,706
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

2.  Comprehensive Income

    Following is a summary of other comprehensive income components and related income tax effects:

                                              For the Six Months Ended June 30, 2000
                                              --------------------------------------
                                                    Before-Tax              Tax               Net-of-Tax
                                                      Amount              Expense               Amount
                                                    ----------            ------              ----------
                                                                   (dollars in thousands)
Unrealized gains on available
   for sale securities                              $    441             $   155              $   286

Less: reclassification adjustment
   for gains realized in net
   income                                                919                 322                  597
                                                    --------             -------              -------

Net unrealized losses                                   (478)               (167)                (311)
                                                    --------             -------              -------

Other comprehensive income (loss)                   $   (478)            $  (167)             $  (311)
                                                    ========             =======              =======

                                              For the Six Months Ended June 30, 1999
                                              --------------------------------------
                                                    Before-Tax              Tax               Net-of-Tax
                                                      Amount              Expense               Amount
                                                    ----------            ------              ----------
                                                                   (dollars in thousands)
Unrealized losses on
   available for sale securities                    $(10,607)            $(3,712)             $(6,895)

Less: reclassification adjustment
   for losses realized in net
   income                                               (415)               (145)                (270)
                                                    --------             -------              -------

Net unrealized losses                                (10,192)             (3,567)              (6,625)
                                                    --------             -------              -------
Other comprehensive
   income (loss)                                    $(10,192)            $(3,567)             $(6,625)
                                                    ========             =======              =======

3.  Earnings per Share

    Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding.

                                                          Three Months Ended          Six Months Ended
                                                               June 30,                   June 30,
                                                        -----------------------    -----------------------
                                                          2000          1999         2000          1999
                                                        ----------   ----------    ----------   ----------
                                                          (dollars in thousands, except per share data)
BASIC:

Average common shares outstanding                        9,355,916    9,367,253     9,341,238    9,431,050
                                                        ==========   ==========    ==========   ==========

Net income                                              $    5,531   $    5,647    $   11,444   $   11,136
                                                        ==========   ==========    ==========   ==========

Basic earnings per common share                         $      .60   $      .60    $     1.23   $     1.18
                                                        ==========   ==========    ==========   ==========

    Diluted earnings per share gives effect to the weighted average shares outstanding and average dilutive common share equivalents outstanding.

                                                          Three Months Ended          Six Months Ended
                                                               June 30,                   June 30,
                                                        -----------------------    -----------------------
                                                          2000          1999         2000          1999
                                                        ----------   ----------    ----------   ----------
                                                          (dollars in thousands, except per share data)
DILUTED:

Average common shares outstanding                        9,355,916    9,367,253     9,341,238    9,431,050
Average common stock equivalents of
   options outstanding-based on the
   treasury stock method using market price                 30,825      150,348        44,415      151,181
                                                        ----------   ----------    ----------   ----------
                                                         9,386,741    9,517,601     9,385,653    9,582,231
                                                        ==========   ==========    ==========   ==========

Net income                                              $    5,531   $    5,647    $   11,444   $   11,136
                                                        ==========   ==========    ==========   ==========

Diluted earnings per common share                       $      .59   $      .59    $     1.22   $     1.16
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

SUMMARY OF EARNINGS
-------------------

    Consolidated net income for the second quarter of 2000 was $5,531,000, down $116,000 or 2.1% from $5,647,000 earned during the second quarter of 1999. On a per share basis, net income was $.59 in the second quarter of each year. Increased net interest income and a reduced provision for possible loan losses were offset by reduced noninterest income and higher overhead expense.

    Net income for the first half of 2000 was $11,444,000, up $308,000 or 2.8% from $11,136,000 for the first half of 1999. One a per share basis, net income was $1.22, up from $1.16 in the first half of 1999. Greater net interest income and a lower provision for loan losses were the primary contributors to the improved earnings performance. The Company's loan loss provision was $1,330,000, down from $3,005,000 for the first six months of 1999 primarily because of net loan recoveries of $557,000 in 2000 compared with net loan charge-offs of $771,000 in the first half of 1999. Total noninterest income was $6,119,000 for the first six months of 2000, down from $7,160,000 for the same period in 1999 due primarily to reduced profits on derivative trading activities. Total noninterest expenses were $15,652,000 for the first six months of 2000, up from $13,560,000 for the same period in 1999 due to Company growth and operating costs for the Des Peres office which opened in the fourth quarter of 1999.

    For the quarter and six months ended June 30, 2000, the Company's return on average assets was 1.30% and 1.40%, down from 1.58% and 1.57% in the same periods in 1999, respectively. At June 30, 2000, total equity capital was $122,511,000, up from $107,794,000 at June 30, 1999. The Company's return on average equity was 18.35% and 19.30% for the quarter and six months ended June 30, 2000, down from 20.67% and 20.14% for the same periods in 1999, respectively. Total assets reached $1,797,537,000 with loans up to $1,257,293,000 at the end of June, 2000.

NET INTEREST INCOME
-------------------

    The following discussion and tables set forth the composition of average interest-earning assets and interest-bearing liabilities along with accompanying interest income, expense, yields and rates, on a tax-equivalent basis. The tax-equivalent adjustments were approximately $70,000, $64,000, $143,000 and $127,000 for the three months ended June 30, 2000 and 1999, and for the six months ended June 30, 2000 and 1999, respectively.

Net interest income on a tax-equivalent basis, divided by average interest earning assets, represents the Company's net interest margin.

Three months ended June 30, 2000 and 1999
-----------------------------------------

    Total tax-equivalent interest income for the three months ended June 30, 2000 was $34,526,000, up $7,794,000 compared to the same period in 1999. The $177 million increase in the volume of average loans and the higher yields earned thereon were primarily responsible for the increase in interest earnings for the second quarter of 2000. Overall asset yields were 8.55% in the second three months of 2000, up 74 basis points from 7.81% earned in the same period in 1999 as nearly all asset yields rose in the current upward interest rate cycle. Funding the Company's loan growth were increased money market and time deposits.

    Total interest expense for the second quarter of 2000 was $20,049,000, up $7,201,000 from $12,848,000 in the second three months of 1999. Increased deposits and the higher rates paid on all fund sources, particularly money market deposits, were responsible for the greater interest expense costs in 2000.

    Overall tax-equivalent net interest income increased only $593,000 as the rise in interest income was largely offset by the interest expense increase. The Company's net interest margin declined to 3.58%, down 47 basis points from 4.05% in the same period in 1999 primarily due to the greater increase in rates paid than in yields earned.

Six months ended June 30, 2000 and 1999
---------------------------------------

    Total tax-equivalent interest income for the first six months of 2000 was $65,624,000, up $12,723,000 from $52,901,000 in the same period in 1999. The
$176 million increase in average loans and higher yields earned on nearly all assets were primarily responsible for generating the increase in interest earnings from 1999 to 2000. Overall asset yields were 8.46% for the first six months of 2000, up from 7.81% for the same period in 1999. Funding the asset growth in the first half of 2000 were increased money market accounts and time deposits.

    Total interest expense for the first half of 2000 was $36,449,000, up $10,849,000 from $25,600,000 in the same period in 1999. Increased deposits and short-term borrowings along with the higher rates paid on nearly all fund sources combined to advance interest expense costs in the first half of 2000. Overall rates paid on total interest bearing liabilities rose to 5.31% from 4.35% in the first six months of 1999.

    In summary, total tax-equivalent net interest income increased $1,874,000 as the increased interest income was offset to a significant degree by the interest expense increase. The Company's net interest margin for the first six months of 2000 was 3.76%, down from 4.02% in the same period in 1999.

                                          AVERAGE BALANCES, INTEREST AND RATES

                                                                       THREE MONTHS ENDED JUNE 30,
                                           ------------------------------------------------------------------------------
                                                              2000                                   1999
                                           --------------------------------------   -------------------------------------
                                                            INTEREST                               INTEREST
                                             AVERAGE        INCOME/       YIELD/     AVERAGE       INCOME/       YIELD/
                                             BALANCE        EXPENSE        RATE      BALANCE       EXPENSE        RATE
                                           -----------     ----------   ---------   ----------   -----------   ----------
                                                                        (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Loans<F1><F2>
     Taxable                               $1,208,734       $27,534        9.16%    $1,033,976     $21,617        8.38%
     Tax-exempt<F3>                             2,000            54       10.95
   Held to maturity securities
     Taxable                                   88,523         1,433        6.48         29,966         471        6.29
     Tax-exempt<F3>                             6,850           172       10.04          8,143         207       10.17
   Available for sale securities              265,866         4,504        6.79        276,724       4,145        6.00
   Trading account securities                   1,187            22        7.50          1,307          21        6.44
   Federal Funds sold and other short-
    term investments                           48,845           807        6.64         22,653         271        4.79
                                           ----------       -------                 ----------     -------
       Total interest-earning assets        1,622,005        34,526        8.55      1,372,769      26,732        7.81
                                                            -------                                -------
Noninterest-earning assets:
   Cash and due from banks                     33,179                                   26,643
   Bank premises and equipment                 40,291                                   26,171
   Other assets                                34,140                                   21,241
   Allowance for possible loan losses         (22,944)                                 (20,101)
                                           ----------                               ----------
       Total assets                        $1,706,671                               $1,426,723
                                           ==========                               ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   NOW accounts                            $   27,864       $    76        1.10%    $   29,027     $    88        1.21%
   Money market accounts                      863,711        12,649        5.89        729,014       7,617        4.19
   Savings deposits                            27,751           203        2.95         26,833         196        2.93
   Time deposits of $100,000 or more           52,534           721        5.52         35,642         408        4.60
   Other time deposits                        361,716         4,791        5.33        280,091       3,410        4.88
                                           ----------       -------                 ----------     -------
       Total interest-bearing deposits      1,333,576        18,440        5.56      1,100,607      11,719        4.27
   Federal funds purchased, repurchase
     agreements and other short-term
     borrowings                                94,170         1,305        5.57         80,033         876        4.38
   Guaranteed Preferred Beneficial
     Interests in Subordinated Debentures      14,950           304        8.14         14,950         253        6.76
                                           ----------       -------                 ----------     -------
       Total interest-bearing liabilities   1,442,696        20,049        5.59      1,195,590      12,848        4.31
                                                            -------                                -------
Noninterest-bearing liabilities:
   Demand deposits                            134,703                                  120,275
   Other liabilities                            8,737                                    1,589
Shareholders' equity                          120,535                                  109,269
                                           ----------                               ----------
       Total liabilities and
         shareholders' equity              $1,706,671                               $1,426,723
                                           ==========                               ==========
       Net interest income                                  $14,477                                $13,884
                                                            =======                                =======
       Net interest margin                                                 3.58%                                  4.05%
                                                                          =====                                  =====

------------------------------
<F1>  For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received.
<F2>  Interest income on loans includes loan fees, which were not material to any period presented.
<F3>  Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $70,000 and $64,000 for the three months ended June 30, 2000 and 1999, respectively.

                                          AVERAGE BALANCES, INTEREST AND RATES

                                                                         SIX MONTHS ENDED JUNE 30,
                                           ------------------------------------------------------------------------------
                                                              2000                                   1999
                                           --------------------------------------   -------------------------------------
                                                            INTEREST                               INTEREST
                                             AVERAGE        INCOME/       YIELD/     AVERAGE       INCOME/       YIELD/
                                             BALANCE        EXPENSE        RATE      BALANCE       EXPENSE        RATE
                                           -----------     ----------   ---------   ----------   -----------   ----------
                                                                        (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Loans<F1><F2>
     Taxable                               $1,164,691       $52,522        9.06%    $  990,482     $41,743        8.49%
     Tax-exempt<F3>                             2,000           109       10.95
   Held to maturity securities
     Taxable                                   82,492         2,656        6.44         30,337         950        6.28
     Tax-exempt<F3>                             6,969           350       10.06          8,130         414       10.19
   Available for sale securities              265,695         8,847        6.67        319,984       9,420        5.91
   Trading account securities                   1,298            46        7.09            943          31        6.61
   Federal Funds sold and other short-
    term investments                           34,229         1,094        6.43         14,443         343        4.79
                                           ----------       -------                 ----------     -------
       Total interest-earning assets        1,557,374        65,624        8.46      1,364,319      52,901        7.81
                                                            -------                                -------
Noninterest-earning assets:
   Cash and due from banks                     31,587                                   25,229
   Bank premises and equipment                 39,516                                   24,321
   Other assets                                33,176                                   22,377
   Allowance for possible loan losses         (22,397)                                 (19,273)
                                           ----------                               ----------
       Total assets                        $1,639,256                               $1,416,973
                                           ==========                               ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   NOW account                             $   27,396       $   151        1.11%    $   28,153     $   180        1.29%
   Money market accounts                      784,955        21,400        5.48        722,311      15,017        4.19
   Savings deposits                            27,884           411        2.96         26,254         384        2.95
   Time deposits of $100,000 or more           52,727         1,426        5.44         35,978         849        4.76
   Other time deposits                        369,119         9,667        5.27        284,506       7,036        4.99
                                           ----------       -------                 ----------     -------
       Total interest-bearing deposits      1,262,081        33,055        5.26      1,097,202      23,466        4.31
   Federal funds purchased, repurchase
     agreements and other short-term
     borrowings                               104,352         2,810        5.42         75,201       1,626        4.35
   Guaranteed Preferred Beneficial
     Interests in Subordinated debentures      14,950           584        7.81         14,950         508        6.80
                                           ----------       -------                 ----------     -------
       Total interest-bearing liabilities   1,381,383        36,449        5.31      1,187,353      25,600        4.35
                                                            -------                                -------
Noninterest-bearing liabilities:
   Demand deposits                            131,050                                  116,344
   Other liabilities                            8,231                                    2,704
Shareholders' Equity                          118,592                                  110,572
                                           ----------                               ----------
       Total liabilities and
        shareholders' equity               $1,639,256                               $1,416,973
                                           ==========                               ==========
       Net interest income                                  $29,175                                $27,301
                                                            =======                                =======
       Net interest margin                                                 3.76%                                  4.02%
                                                                          =====                                  =====

------------------------------
<F1>  For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received.
<F2>  Interest income on loans includes loan fees, which were not material to any period presented.
<F3>  Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $143,000 and $127,000 for the six months ended June 30, 2000 and 1999, respectively.

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

                          CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES
                                                            THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                              JUNE 30, 2000                             JUNE 30, 2000
                                                               COMPARED TO                               COMPARED TO
                                                              JUNE 30, 1999                             JUNE 30, 1999
                                                   -----------------------------------------------------------------------------
                                                                  INCREASE (DECREASE) ATTRIBUTABLE TO CHANGE IN:
                                                   -----------------------------------------------------------------------------
                                                                YIELD/          NET                        YIELD/          NET
                                                   VOLUME        RATE          CHANGE        VOLUME         RATE          CHANGE
                                                   ------       ------         ------        ------        ------         ------
                                                                         (DOLLARS IN THOUSANDS)
INTEREST EARNED ON:
   Loans<F1><F2>                                  $3,866        $ 2,105        $5,971        $ 7,867        $ 3,021       $10,888
   Held to maturity securities:
       Taxable                                       948             14           962          1,681             25         1,706
       Tax-exempt<F1>                                (32)            (3)          (35)           (59)            (5)          (64)
   Available for sale securities                    (168)           527           359         (1,706)         1,133          (573)
   Trading account securities                         (2)             3             1             13              2            15
   Federal funds sold and other short-
     term investments                                404            132           536            603            148           751
                                                  ------        -------        ------        -------        -------       -------
          Total interest income                    5,016          2,778         7,794          8,399          4,324        12,723
                                                  ------        -------        ------        -------        -------       -------
INTEREST PAID ON:
   NOW accounts                                       (4)            (8)          (12)            (5)           (24)          (29)
   Money market accounts                           1,574          3,458         5,032          1,403          4,980         6,383
   Savings                                             6              1             7             26              1            27
   Time deposits of $100,000 or more                 220             93           313            442            135           577
   Other time deposits                             1,049            332         1,381          2,214            417         2,631
   Federal funds purchased, repurchase
     agreements and other short-term
     borrowings                                      193            236           429            786            398         1,184
   Long-term borrowings.                                             51            51                            76            76
                                                  ------        -------        ------        -------        -------       -------
          Total interest expense                   3,038          4,163         7,201          4,866          5,983        10,849
                                                  ------        -------        ------        -------        -------       -------
          Net interest income                     $1,978        $(1,385)       $  593        $ 3,533        $(1,659)      $ 1,874
                                                  ======        =======        ======        =======        =======       =======

--------------------------------
<F1>  Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The approximate tax equivalent adjustments were $70,000, $64,000, $143,000 and $127,000 for the three months ended June 30, 2000 and 1999, and for the six months ended June 30, 2000 and 1999, respectively.

<F2>  Average balances included nonaccrual loans.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

    The provision for possible loan losses for the second quarter of 2000 was $561,000, down from $1,256,000 last year. For the first half of 2000 the provision for possible loan losses was $1,330,000, down from $3,005,000 for the same period last year. Because of net loan recoveries of $557,000 in 2000 and net loan charge-offs of $771,000 in the first half of 1999, the Company reduced its loan loss provision expense in 2000.

    The allowance for possible loan losses was $23,536,000 or 1.87% of loans outstanding at June 30, 2000. This compared to $21,649,000 at the end of 1999, and $20,378,000 at June 30, 1999 each 1.96% of loans outstanding. In management's judgement, the allowance for possible loan losses is considered adequate to absorb potential losses in the loan portfolio.

    The following table summarizes, for the periods indicated, activity in the allowance for possible loan losses:

                             Summary of Loan Loss Experience and Related Information
                             -------------------------------------------------------
                                                     Three Months Ended                 Six Months Ended
                                                          June 30,                          June 30,
                                                 -------------------------         -------------------------
                                                    2000           1999                2000           1999
                                                 ----------     ----------         ----------     ----------
                                                                     (dollars in thousands)
Allowance for possible loan losses
   (beginning of period)                         $   22,570     $   19,677         $   21,649     $   18,144
Loans charged off                                       (15)          (888)              (647)        (1,355)
Recoveries of loans previously
   charged off                                          420            333              1,204            584
                                                 ----------     ----------         ----------     ----------
      Net loans (charged off) recoveries                405           (555)               557           (771)
                                                 ----------     ----------         ----------     ----------
Provision for possible loan losses                      561          1,256              1,330          3,005
                                                 ----------     ----------         ----------     ----------
Allowance for possible loan losses
   (end of period)                               $   23,536     $   20,378         $   23,536     $   20,378
                                                 ==========     ==========         ==========     ==========

Loans outstanding:
   Average                                       $1,210,734     $1,033,976         $1,166,691     $  990,482
   End of period                                  1,257,293      1,039,937          1,257,293      1,039,937

Ratio of allowance for possible
   loan losses to loans outstanding:
   Average                                             1.94%          1.97%              2.02%          2.06%
   End of period                                       1.87           1.96               1.87           1.96

Ratio of net charge-offs to
   average loans outstanding, annualized:     not meaningful            .21     not meaningful            .16

    The following table summarizes nonperforming assets at the dates indicated:

                                                     June 30,       December 31,       June 30,
                                                       2000             1999             1999
                                                   ----------       ----------       ----------
                                                              (dollars in thousands)
Nonaccrual loans                                   $    2,228       $    2,756       $      972
Loans past due 90 days or more                             34              371               13
Restructured loans                                        170               90              104
                                                   ----------       ----------       ----------
      Total nonperforming loans                         2,432            3,217            1,089
Other real estate                                          10               10               10
                                                   ----------       ----------       ----------
      Total nonperforming assets                   $    2,442       $    3,227       $    1,099
                                                   ==========       ==========       ==========
Loans, net of unearned discount                    $1,257,293       $1,104,498       $1,039,937
Allowance for possible loan
   losses to loans                                       1.87%            1.96%            1.96%
Nonperforming loans to loans                              .19              .29              .10
Allowance for possible loan losses
   to nonperforming loans                              967.76           672.96         1,871.26
Nonperforming assets to loans
   and foreclosed assets                                  .19              .29              .11

NONINTEREST INCOME
------------------
    For the second quarter of 2000 total noninterest income was $2,896,000, down $703,000 from $3,599,000 in the same period in 1999. The Company had trading profits of $632,000 on hedging activities in the second quarter of 2000 compared with $1,205,000 in the second three months of 1999. There were no securities sales in the second quarter of 2000 compared with net gains of $415,000 on sales of investment securities in the same period in 1999.
Merchant credit card income and operating lease income were also up in 2000 compared with 1999.

    For the first six months of 2000 total noninterest income was $6,119,000, down from $7,160,000 in the first half of 1999. Realized gains on interest-rate derivative trading activities generated trading profits and commissions of $3,901,000 for the first six months of 1999 compared with $632,000 in 2000. Net gains of $919,000 were realized on securities sales in 2000 versus net losses of $415,000 on sales of available for sale securities in the first half of 1999. Other portions of 2000 noninterest income including merchant credit card fees, leasing income and commissions and fees from customer securities activities were up from 1999.

NONINTEREST EXPENSE
-------------------
    Total noninterest expense for the second quarter of 2000 was $7,946,000, up $804,000 from $7,142,000 in the second three months of 1999. For the first half of 2000 total noninterest expenses were $15,652,000, up $2,092,000 from the same period in 1999. Overall Company growth and operating costs for the new Des Peres bank and Company headquarters were primarily responsible for the increase.

CAPITAL MANAGEMENT AND RESOURCES
--------------------------------

    As of June 30, 2000, the Company's total shareholders' equity was $122.5 million. New capital was provided by the Company's first quarter net earnings and by the exercise of stock options. Offsetting the Company's capital accumulation were the payments of cash dividends on common stock and the repurchase of 47,400 shares of common stock in connection with the Company's stock repurchase plan.

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

    These regulatory guidelines require that Tier 1 capital equal or exceed 4.00% of risk-weighted assets, and that the risk-based capital ratio equal or exceed 8.00%. As of June 30, 2000 and December 31, 1999 the Company's Tier 1 capital was 10.29% and 10.97% of risk-weighted assets, and total risk-based capital was 11.54% and 12.23% of risk-weighted assets, respectively.

    The minimum acceptable ratio of Tier 1 capital to total assets, or leverage ratio, has been established at 3.00%. As of June 30, 2000 and December 31, 1999, the Company's leverage ratio was 8.18% and 8.40%, respectively.

    Management believes that a strong capital position provided by a mix of equity and long-term debt is essential. It provides safety and security for depositors, and enhances Company value for shareholders by providing opportunities for growth with the selective use of leverage.

PART II.    OTHER INFORMATION
-----------------------------

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

On April 19, 2000 at the Company's Annual Meeting of Stockholders, stockholders took the following actions:
     a. Elected or re-elected all Management nominees to the Board of Directors. Vote tallies were as follows:

                                             Votes             Votes
                                            In Favor         Abstaining
                                            -------          ----------
             Andrew S. Baur                7,754,562           11,982
             Alice C. Behan                7,755,194           11,350
             William H. T. Bush            7,757,289            9,255
             Franklin J. Cornwell, Jr.     7,758,144            8,400
             Frederick O. Hanser           7,757,289            8,255
             G. Watts Humphrey, Jr.        7,758,110            8,434

     b. Approved an amendment to the Corporation's 1991 Stock Option Plan with 7,466,305 shares voted in favor; 264,843 shares voted against, and 35,396 shares abstained.

     c. Ratified the selection of Ernst & Young LLP as independent accountants for 2000 with 7,754,812 shares voted in favor, 4,881 shares voted against and 6,851 shares abstained.

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




                                 MISSISSIPPI VALLEY BANCSHARES, INC.
                                 ---------------------------------------------
                                             (Registrant)


Date:     August 11, 2000                  /s/ Paul M. Strieker
          ---------------                  -----------------------------------
                                           Paul M. Strieker, Executive Vice
                                           President, Controller and Chief
                                           Financial Officer (on behalf of
                                           the Registrant and as Principal
                                           Financial and Accounting Officer)