Form 10-Q
period 2000-09-30
MISSISSIPPI VALLEY BANCSHARES INC
filed 2000-11-13
CIK 809352

                                 FORM 10-Q

                               UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended       September 30, 2000
                                     ----------------------------------------
                                      OR

[  ]    TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                   to
                              ------------------    -------------------------

                Commission file number                 0-22008
                                                       -------

                     MISSISSIPPI VALLEY BANCSHARES, INC.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                         MISSOURI                         43-1336298
           -----------------------------------        ------------------------
             (State or other jurisdiction of            (I.R.S. Employer
            incorporation or organization)            Identification No.)

       13205 Manchester Road,  St. Louis, Missouri          63131
      ---------------------------------------------      ------------
        (Address of principal executive offices)          (Zip Code)

(Registrant's telephone number, including area code)       (314) 543-3512
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
Yes   X    No       .
     ---      -----

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF OCTOBER 30, 2000:

         Common Stock, $1.00 par value                 9,382,412
         -----------------------------              ----------------
                     Class                          Number of Shares

           THIS DOCUMENT CONSTITUTES PART OF A PROSPECTUS COVERING SECURITIES THAT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933.


                     MISSISSIPPI VALLEY BANCSHARES, INC.
                     -----------------------------------

                                    INDEX
                                    -----

                                                                   Page No.
                                                                   --------


PART I.  FINANCIAL INFORMATION
         ---------------------

         ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets --
           September 30, 2000 and December 31, 1999                   3

         Condensed Consolidated Statements of
           Income -- Quarters Ended September 30, 2000
           and September 30, 1999                                     4

         Consolidated Statements of Changes in
           Shareholders' Equity -- Nine Months
           Ended September 30, 2000 and September 30, 1999            5

         Condensed Consolidated Statements of
           Cash Flows -- Nine Months Ended
           September 30, 2000 and September 30, 1999                  6

         Notes to Condensed Consolidated
           Financial Statements                                      7-8


         ITEM 2.  Management's Discussion and Analysis
                    of Results of Operations and
                    Financial Condition                              9-16


PART II. OTHER INFORMATION
         -----------------

         ITEM 6.  Exhibits and Reports on Form 8-K                   17

SIGNATURE
---------                                                            18

PART I.  FINANCIAL INFORMATION
------------------------------

    ITEM 1.                                       FINANCIAL STATEMENTS
    -------                                       --------------------
                                          MISSISSIPPI VALLEY BANCSHARES, INC.
                                          -----------------------------------
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                         -------------------------------------
                                                                              September 30,           December 31,
                                                                                  2000                    1999
                                                                                                      (Derived from
                                                                               (Unaudited)         Audited Statements)
                                                                               -----------         -------------------
                                                                                      (dollars in thousands)
ASSETS
------
   Cash and due from banks                                                     $   33,605              $   29,551
   Federal funds sold                                                               5,000                  55,100
   Held to maturity securities
      (fair value of $101,043 and
         $59,115, respectively)                                                   100,202                  59,116
   Available for sale securities                                                  332,732                 257,899
   Trading account securities                                                         715
   Loans, net of
      unearned income                                                           1,292,429               1,104,498
   Allowance for possible loan losses                                              22,578                  21,649
                                                                               ----------              ----------
            Net loans                                                           1,269,851               1,082,849
   Premises and equipment                                                          40,945                  37,658
   Other assets                                                                    41,166                  38,976
                                                                              -----------              ----------

               TOTAL ASSETS                                                    $1,824,216              $1,561,149
                                                                              ===========              ==========


LIABILITIES
-----------
   Deposits:
      Non-interest bearing                                                     $  133,517                $129,818
      Interest bearing                                                          1,450,713               1,185,898
                                                                               ----------              ----------
         Total deposits                                                         1,584,230               1,315,716
   Securities sold under agreements
      to repurchase                                                                31,052                  35,049
   Other short-term borrowings                                                     51,742                  70,590
   Guaranteed preferred beneficial interests
      in subordinated debentures                                                   14,950                  14,950
   Other liabilities                                                               12,313                  12,278
                                                                               ----------              ----------

               TOTAL LIABILITIES                                                1,694,287               1,448,583
                                                                              -----------              ----------

SHAREHOLDERS' EQUITY
--------------------
   Common stock-par value $1
      Authorized 20,000,000 shares,
         issued 9,377,912 in 2000
         and 9,661,262 in 1999                                                      9,794                   9,661
   Capital surplus                                                                 22,215                  20,272
   Retained earnings                                                              110,988                  96,874
   Accumulated other comprehensive income (loss)                                      146                  (2,245)
   Treasury stock, at cost, 416,100 shares
      at September 30, 2000 and 364,900
      shares at December 31, 1999                                                 (13,214)                (11,996)
                                                                               ----------              ----------
      TOTAL SHAREHOLDERS' EQUITY                                                  129,929                 112,566
                                                                               ----------              ----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $1,824,216              $1,561,149
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





                                          MISSISSIPPI VALLEY BANCSHARES, INC.
                                          -----------------------------------
                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      -------------------------------------------
                                                      (UNAUDITED)


                                                                Quarter Ended               Nine Months Ended
                                                                 September 30                  September 30
                                                           ------------------------     -------------------------
                                                             2000           1999           2000           1999
                                                           --------       ---------     ---------      ----------
                                                                 (dollars in thousands, except per share data)

Interest income:
   Interest and fees on loans                              $29,344        $22,516        $81,937        $64,258
   Held to maturity securities:
      Taxable                                                1,449            523          4,105          1,474
      Tax-exempt                                               120            127            366            414
   Available for sale securities                             5,062          4,272         13,909         13,692
   Other                                                       654            989          1,793          1,363
                                                           -------        -------        -------        -------

               TOTAL INTEREST INCOME                        36,629         28,427        102,110         81,201
                                                           -------        -------        -------        -------

Interest expense:
   Deposits                                                 20,721         12,835         53,776         36,300
   Short-term borrowings                                       923          1,228          3,733          2,855
   Long-term borrowings                                        301            267            885            775
                                                           -------        -------        -------        -------

               TOTAL INTEREST EXPENSE                       21,945         14,330         58,394         39,930
                                                           -------        -------        -------        -------

               NET INTEREST INCOME                          14,684         14,097         43,716         41,271
Provision for possible loan losses                           1,230            803          2,560          3,808
                                                           -------        -------        -------        -------
               NET INTEREST INCOME AFTER
   PROVISION FOR POSSIBLE LOAN LOSSES                       13,454         13,294         41,156         37,463
                                                           -------        -------        -------        -------

Other income:
   Service charges                                             561            543          1,657          1,658
   Securities gains/(losses), net on:
      Sales of available for sale securities                   229           (660)         1,148         (1,075)
   Trading profits and commissions                             261          1,284          1,889          5,921
   Other                                                     2,028            954          4,504          2,777
                                                           -------        -------        -------        -------
                                                             3,079          2,121          9,198          9,281
                                                           -------        -------        -------        -------

Other expenses:
   Employee compensation and
      other benefits                                         3,874          3,418         11,251         10,201
   Net occupancy                                               618            407          1,812          1,159
   Equipment                                                   597            433          1,923          1,196
   Advertising                                                 312            311          1,211            903
   Other                                                     2,440          2,342          7,296          7,012
                                                           -------        -------        -------        -------
                                                             7,841          6,911         23,493         20,471
                                                           -------        -------        -------        -------

               INCOME BEFORE INCOME TAXES                    8,692          8,504         26,861         26,273
Income taxes                                                 3,213          3,123          9,938          9,756
                                                           -------        -------        -------        -------

                   NET INCOME                              $ 5,479        $ 5,381        $16,923        $16,517
                                                           =======        =======        =======        =======

Earnings per common share:
      Basic                                                $   .58        $   .58        $  1.81        $  1.76
      Diluted                                              $   .58        $   .57        $  1.80        $  1.73

See accompanying notes.





                                          MISSISSIPPI VALLEY BANCSHARES, INC.
                                          -----------------------------------
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               ----------------------------------------------------------
                                        YEAR TO DATE SEPTEMBER 30, 2000 AND 1999
                                                      (UNAUDITED)

                                                 (Dollars in Thousands)

                                                                    Accumulated                Total
                                                                       Other                  Share-
                          Common Stock        Capital    Retained  Comprehensive  Treasury   holders'  Comprehensive
                       Shares      Amount     Surplus    Earnings  Income (Loss)    Stock     Equity   Income (Loss)
                       -----       ------     -------    --------  -------------  --------   --------  -------------

1999

Balance at
 Jan. 1, 1999        9,631,312     $9,631     $19,627    $ 79,003     $ 6,265    $ (4,748)   $109,778    $
Net Income                                                 16,517                              16,517      16,517
Issuance of
 common stock           22,350         22         490                                             512
Treasury Stock
 Purchased                                                                         (7,248)     (7,248)
Cash dividends on:
   common stock                                            (2,625)                             (2,625)
 Unrealized loss
   on available
   for sale
   securities                                                          (6,681)                 (6,681)     (6,681)
                     ---------     ------     -------    --------     -------    --------    --------    --------

Balance at
 September 30,
 1999                9,653,662     $9,653     $20,117    $ 92,895     $  (416)   $(11,996)   $110,253
                     =========     ======     =======    ========     =======    ========    ========

Comprehensive
 Income                                                                                                  $  9,836
                                                                                                         ========



2000

Balance at
 Jan. 1, 2000        9,661,262     $9,661     $20,272    $ 96,874     $(2,245)   $(11,996)   $112,566    $
Net Income                                                 16,923                              16,923      16,923
Issuance of
 common stock          132,750        133       1,943                                           2,076
Treasury stock
 purchased                                                                         (1,218)     (1,218)
Cash dividends on:
 common stock                                              (2,809)                             (2,809)
 Unrealized gain
   on available
   for sale
   securities                                                           2,391                   2,391       2,391
                     ---------     ------     -------    --------     -------    --------    --------    --------

Balance at
 September 30,
 2000                9,794,012     $9,794     $22,215    $110,988     $   146    $(13,214)   $129,929
                     =========     ======     =======    ========     =======    ========    ========
Comprehensive
 Income                                                                                                  $ 19,314
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

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                          ---------------------------------------
                                                                             2000                          1999
                                                                          ---------                    -----------
                                                                                   (dollars in thousands)
OPERATING ACTIVITIES
--------------------
   Net income                                                             $  16,923                     $  16,517
   Adjustments to reconcile net income to net
     cash provided by operating activities:
    Provision for possible loan losses                                        2,560                         3,808
    Provision for depreciation and amortization                               2,799                         1,863
     Accretion of discounts and amortization of
      premiums on securities                                                 (1,179)                       (1,164)
    Realized securities (gains) and losses, net                              (1,148)                        1,075
    Net increase in trading account securities                                 (715)                         (280)
    Net decrease (increase) in interest receivable                           (4,392)                        1,413
    Increase in interest payable                                                771                           328
    Other, net                                                                 (263)                       (1,275)
                                                                          ---------                     ---------

       NET CASH PROVIDED BY
          OPERATING ACTIVITIES                                               15,356                        22,285
                                                                          ---------                     ---------

INVESTING ACTIVITIES
--------------------
   Proceeds from maturities of held to maturity securities                    7,400                         2,995
   Purchases of available for sale securities                              (215,895)                     (295,966)
   Purchases of held to maturity securities                                 (48,083)                       (9,909)
   Proceeds from maturities of available for sale securities                 88,000                       139,000
   Proceeds from sales and paydowns of
    available for sale securities                                            58,665                       253,006
   Purchases of premises and equipment                                       (5,226)                      (14,124)
   Increase in loans outstanding, net                                      (189,561)                     (142,830)
                                                                          ---------                     ---------

       NET CASH PROVIDED BY
          (USED IN) INVESTING ACTIVITIES                                   (304,700)                      (67,828)
                                                                          ---------                     ---------

FINANCING ACTIVITIES
--------------------
   Net increase in deposits                                                 268,514                        86,865
   Net increase (decrease) in repurchase agreements
    and other short-term borrowings                                         (22,845)                       23,494
   Proceeds from sale of common stock                                         1,656                           402
   Purchase of treasury stock                                                (1,218)                       (7,248)
   Cash dividends                                                            (2,809)                       (2,625)
                                                                          ---------                     ---------

       NET CASH PROVIDED BY
          FINANCING ACTIVITIES                                              243,298                       100,888
                                                                          ---------                     ---------

          INCREASE (DECREASE) IN CASH
            AND CASH EQUIVALENTS                                            (46,046)                       55,345

Cash and cash equivalents at beginning of period                             84,651                        27,017
                                                                          ---------                     ---------

          CASH AND CASH EQUIVALENTS
            AT END OF PERIOD                                              $  38,605                     $  82,362
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

2.  Comprehensive Income

    Following is a summary of other comprehensive income components and related income tax effects:


                                                     For the Nine Months Ended September 30, 2000
                                                     --------------------------------------------
                                                    Before-Tax           Tax           Net-of-Tax
                                                      Amount           Expense            Amount
                                                    ----------         -------         ----------

                                                                (dollars in thousands)

Unrealized gains on available
   for sale securities                                $4,826            $1,689            $3,137

Less: reclassification adjustment
   for gains realized in net
   income                                              1,148               402               746
                                                      ------             -----            ------

Net unrealized gains                                   3,678             1,287             2,391
                                                      ------            ------            ------

Other comprehensive income                            $3,678            $1,287            $2,391
                                                      ======            ======            ======


                                                    For the Nine Months Ended September 30, 1999
                                                    --------------------------------------------

                                                   Before-Tax          Tax             Net-of-Tax
                                                     Amount         (Benefit)            Amount
                                                   ----------       ---------          ----------
                                                                (dollars in thousands)
Unrealized losses on
   available for sale securities                   $(11,353)          $(3,973)          $(7,380)

Less: reclassification adjustment
   for losses realized in net
   income                                            (1,075)             (376)             (699)
                                                   --------           -------           -------

Net unrealized losses                               (10,278)           (3,597)           (6,681)
                                                   --------           -------           -------
Other comprehensive
   income (loss)                                   $(10,278)          $(3,597)          $(6,681)
                                                   ========           =======           =======




3. Earnings per Share

   Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding.


                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                   September 30,
                                                       -------------------------        -------------------------
                                                           2000          1999               2000          1999
                                                       ----------     ----------        -----------   -----------
                                                               (dollars in thousands, except per share data)
BASIC:

Average common shares outstanding                       9,372,791      9,313,980         9,351,829      9,391,598
                                                       ==========     ==========        ==========     ==========

Net income                                             $    5,479     $    5,381        $   16,923     $   16,517
                                                       ==========     ==========        ==========     ==========

Basic earnings per common share                        $      .58     $      .58        $     1.81     $     1.76
                                                       ==========     ==========        ==========     ==========


    Diluted earnings per share gives effect to the weighted average shares outstanding and average dilutive common share equivalents outstanding.


                                                           Three Months Ended               Nine Months Ended
                                                       -------------------------       --------------------------
                                                               September 30,                   September 30,
                                                           2000          1999               2000           1999
                                                       ----------     ----------       ------------     ---------
                                                               (dollars in thousands, except per share data)

DILUTED:

Average common shares outstanding                       9,372,791      9,313,980         9,351,829      9,391,598

Average common stock equivalents of
     options outstanding-based on the
     treasury stock method using market price              40,277        142,267            43,029        148,177
                                                       ----------     ----------        ----------     ----------
                                                        9,413,068      9,456,247         9,394,858      9,539,775
                                                       ==========     ==========        ==========     ==========


Net income                                             $    5,479     $    5,381        $   16,923        $16,517
                                                       ==========     ==========        ==========     ==========

Diluted earnings per common share                      $      .58     $      .57        $     1.80     $     1.73
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

SUMMARY OF EARNINGS
-------------------

    Consolidated net income for the third quarter of 2000 was $5,479,000, up $98,000 or 1.8% from $5,381,000 earned during the third quarter of 1999. On a per share basis, net income was $.58, up from $.57 in the same period in the prior year. Increased net interest earnings were largely offset by a greater provision for possible loan losses and greater noninterest income was offset by increased noninterest expenses.

    Net income for the first nine months of 2000 was $16,923,000, up $406,000 or 4.0% from $16,517,000 for the first nine months of 1999. On a per share basis, net income was $1.80, up from $1.73 in the first nine months of 1999. Greater net interest income and a reduced provision for possible loan losses for the nine months ended September 30, 2000 were the principal contributors to the improved earnings performance. Limiting the benefits of greater net interest income were increased noninterest expenses. Total noninterest expenses were $23,493,000 for the first nine months of 2000, up from $20,471,000 for the same period in 1999 due to Company growth and operating costs for the Des Peres office which opened in the fourth quarter of 1999.

    For the quarter and nine months ended September 30, 2000, the Company's return on average assets was 1.23% and 1.34%, down from 1.42% and 1.52% in the same periods in 1999, respectively. At September 30, 2000, total equity capital was $129,929,000, up from $110,253,000 at September 30, 1999. The
Company's return on average equity was 17.22% and 18.57% for the quarter and nine months ended September 30, 2000, down from 19.55% and 19.95% for the same periods in 1999, respectively. Total assets reached $1,824,216,000 with loans up to $1,292,429 at the end of September 2000.

NET INTEREST INCOME
-------------------

    The following discussion and tables set forth the composition of average interest-earning assets and interest-bearing liabilities along with accompanying interest income, expense, yields and rates, on a tax-equivalent basis. The tax-equivalent adjustments were approximately $70,000, $55,000, $213,000 and $182,000 for the three months ended September 30, 2000 and 1999, and for the nine months ended September 30, 2000 and 1999, respectively. Net interest income on a tax-equivalent basis, divided by average interest earning assets, represents the Company's net interest margin.

Three Months Ended September 30, 2000 and 1999
----------------------------------------------

    Total tax-equivalent interest income for the three months ended September 30, 2000 was $36,699,000, up $8,216,000 compared to the same period in 1999.
The $218 million increase in average loans and higher yields earned on nearly all assets were primarily responsible for generating the increase in interest earnings from 1999 to 2000. Increased investment securities also contributed to greater interest earnings for the third quarter of 2000. Overall asset yields were 8.61% in the three months ended September 30, 2000, up 82 basis points from 7.79% earned in the same period in 1999 as nearly all asset yields rose in the 2000 upward interest rate cycle. Funding the Company's loan growth were increased money market deposits.

    Total interest expense for the third quarter of 2000 was $21,945,000, up $7,615,000 from $14,330,000 in the same period in 1999. Increased money market deposits and the higher rates paid on nearly all fund sources were responsible for the greater interest expense costs in 2000.

    Overall tax-equivalent net interest income increased only $601,000 as the rise in interest income was largely offset by the interest expense increase. The Company's net interest margin declined to 3.47%, down 40 basis points from 3.87% in the same period in 1999 primarily due to the greater increase in rates paid than in yields earned.

Nine Months Ended September 30, 2000 and 1999
---------------------------------------------

    Total tax-equivalent interest income for the first nine months of 2000 was $102,323,000, up $20,939,000 from $81,384,000 in the same period in 1999.
The $190 million increase in average loans and higher yields earned on assets were primarily responsible for generating the increase in interest earnings from 1999 to 2000. Overall asset yields were 8.51% for the first nine months of 2000, up from 7.80% for the same period in 1999. Funding the asset growth were increased money market accounts and time deposits.

    Total interest expense for the first nine months of 2000 was $58,394,000, up $18,463,000 from $39,931,000 in the same period in 1999. Increased deposits and short-term borrowings along with the higher rates paid on nearly all fund sources combined to advance interest expense costs in 2000.
Overall, rates paid on total interest bearing liabilities rose to 5.47% from 4.38% in the first nine months of 1999.

    In summary, total tax-equivalent net interest income increased $2,476,000 as the increased interest income was offset to a large degree by the interest expense increase. The Company's net interest margin for the first nine months of 2000 was 3.65%.



                                          AVERAGE BALANCES, INTEREST AND RATES

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                     --------------------------------------------------------------------------------
                                                         2000                                    1999
                                     --------------------------------------- ----------------------------------------
                                                     INTEREST                                 INTEREST
                                        AVERAGE       INCOME/     YIELD/        AVERAGE       INCOME/         YIELD/
                                        BALANCE       EXPENSE      RATE         BALANCE       EXPENSE          RATE
                                     ------------   ----------    -----       ----------     ---------       --------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Loans<F1> <F2>
       Taxable                       $1,263,218      $29,308        9.23%    $1,047,643       $22,514         8.53%
       Tax-exempt<F3>                     2,000           55       10.95             65             2        14.56
   Held to maturity securities
       Taxable                           88,430        1,449        6.56         33,457           524         6.25
       Tax-exempt<F3>                     6,875          172       10.00          7,173           182        10.15
   Available for sale securities        296,734        5,062        6.82        287,540         4,272         5.91
   Trading account securities             1,351           21        6.28            725            11         6.06
   Federal Funds sold and other
    short-term investments               39,426          632        6.37         75,814           978         5.12
                                     ----------      -------                 ----------       -------
          Total interest-earning
           assets                     1,698,034       36,699        8.61      1,452,417        28,483         7.79
                                                     -------                                  -------
Noninterest-earning assets:
    Cash and due from banks              31,461                                  29,440
    Bank premises and equipment          40,801                                  31,062
    Other assets                         37,388                                  21,633
    Allowance for possible
     loan losses                       (23,382)                                (20,684)

                                     ----------                              ----------
          Total assets               $1,784,302                              $1,513,868
                                     ==========                              ==========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    NOW accounts                     $   26,951      $    73        1.08%    $   27,418       $    79         1.15%
    Money market accounts               990,742       14,978        6.01        734,327         7,975         4.31
    Savings deposits                     27,394          205        2.98         27,758           208         2.97
    Time deposits of
     $100,000 or more                    53,601          778        5.77         44,239           522         4.68
    Other time deposits                 335,756        4,687        5.55        332,481         4,051         4.83
                                     ----------      -------                 ----------       -------
          Total interest-bearing
           deposits                   1,434,444       20,721        5.75      1,166,223        12,835         4.37
    Federal funds purchased,
     repurchase agreements
     and other short-term
     borrowings                          63,074          923        5.82         98,702         1,229         4.94
    Guaranteed Preferred
     Beneficial Interests
     in Subordinated Debentures          14,950          301        8.06         14,950           266         7.13
                                     ----------      -------                 ----------       -------
          Total interest-bearing
           liabilities                1,512,468       21,945        5.77      1,279,875        14,330         4.44
                                                     -------                                  -------
Noninterest-bearing liabilities:
    Demand deposits                     135,767                                 124,210
    Other liabilities                     8,798                                    (312)
Shareholders' equity                    127,269                                 110,095
                                     ----------                              ----------
          Total liabilities and
           shareholders' equity      $1,784,302                              $1,513,868
                                     ==========                              ==========
          Net interest income                        $14,754                                  $14,153
                                                     =======                                  =======
          Net interest margin                                       3.47%                                     3.87%
                                                                    ====                                      ====

------
<F1>  For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received.
<F2>  Interest income on loans includes loan fees, which were not material to any period presented.
<F3>  Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $70,000 and $55,000 for the three months ended September 30, 2000 and 1999, respectively.



                                          AVERAGE BALANCES, INTEREST AND RATES

                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                    -------------------------------------------------------------------------------
                                                    2000                                     1999
                                    -------------------------------------   ---------------------------------------
                                                   INTEREST                                  INTEREST
                                     AVERAGE        INCOME/       YIELD/     AVERAGE         INCOME/        YIELD/
                                     BALANCE        EXPENSE        RATE      BALANCE         EXPENSE         RATE
                                    -----------  -----------      -----     ----------      --------        ------
                                                                (DOLLARS IN THOUSANDS)

ASSETS
Interest-earning assets:
   Loans<F1> <F2>
       Taxable                       $1,197,773    $  81,830        9.12%    $1,009,745       $64,257         8.51%
       Tax-exempt<F3>                     2,000          164       10.95             22             2        14.56
   Held to maturity securities
       Taxable                           84,485        4,105        6.48         31,388         1,474         6.27
       Tax-exempt<F3>                     6,938          523       10.04          7,807           596        10.18
   Available for sale securities        276,117       13,909        6.72        309,051        13,692         5.91
   Trading account securities             1,316           67        6.81            870            42         6.46
   Federal Funds sold
    and other short-term
    investments                          35,974        1,725        6.41         35,125         1,321         5.03
                                     ----------     --------                 ----------       -------
   Total interest-earning assets      1,604,603      102,323        8.51      1,394,008        81,384         7.80
                                                    --------                                  -------
Noninterest-earning assets:
   Cash and due from banks               31,545                                  26,648
   Bank premises and equipment           39,947                                  26,593
   Other assets                          34,590                                  22,126
   Allowance for possible
    loan losses                         (22,728)                                (19,749)
                                     ----------                              ----------
          Total assets               $1,687,957                              $1,449,626
                                     ==========                              ==========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   NOW accounts                      $   27,247     $    224        1.10%    $   27,905       $   259         1.24%
   Money market accounts                854,051       36,378        5.69        726,360        22,992         4.23
   Savings deposits                      27,719          616        2.97         26,761           593         2.96
   Time deposits of $100,000
    or more                              53,020        2,204        5.55         38,762         1,370         4.73
   Other time deposits                  357,917       14,354        5.36        300,673        11,087         4.93
                                     ----------     --------                 ----------       -------
          Total interest-
           bearing deposits           1,319,954       53,776        5.44      1,120,461        36,301         4.33
   Federal funds purchased,
    repurchased agreements
    and other short-term
    borrowings                           90,492        3,733        5.51         83,122         2,855         4.59
   Guaranteed Preferred Beneficial
   Interests in Subordinated
    debentures                           14,950          885        7.89         14,950           775         6.91
                                     ----------     --------                 ----------       -------
          Total interest-
           bearing liabilities        1,425,396       58,394        5.47      1,218,533        39,931         4.38
                                                    --------                                  -------
Noninterest-bearing liabilities:
   Demand deposits                      132,634                                 118,995
   Other liabilities                      8,421                                   1,687
Shareholders' equity                    121,506                                 110,411
                                     ----------                              ----------
          Total liabilities and
           shareholders' equity      $1,687,957                              $1,449,626
                                     ==========                              ==========
          Net interest income                       $ 43,929                                  $41,453
                                                    ========                                  =======
          Net interest margin                                       3.65%                                     3.97%
                                                                    ====                                      ====

-----
<F1>  For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received.
<F2>  Interest income on loans includes loan fees, which were not material to any period presented.
<F3>  Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $213,000 and $182,000 for the nine months ended September 30, 2000 and 1999, respectively.



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




                           CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES

                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                 SEPTEMBER 30, 2000                      SEPTEMBER 30, 2000
                                                     COMPARED TO                            COMPARED TO
                                                 SEPTEMBER 30, 1999                      SEPTEMBER 30, 1999
                                         ----------------------------------  --------------------------------------
                                                       INCREASE (DECREASE) ATTRIBUTABLE TO CHANGE IN:
                                         --------------------------------------------------------------------------
                                                      YIELD/         NET                      YIELD/          NET
                                         VOLUME        RATE        CHANGE        VOLUME        RATE         CHANGE
                                         -------    ---------      -------      --------     ---------     -------
                                                                   (DOLLARS IN THOUSANDS)
INTEREST EARNED ON:
   Loans<F1> <F2>                        $4,888      $ 1,959        $6,847      $12,785       $ 4,950      $17,735
   Held to maturity securities:
      Taxable                               898           27           925        2,580            51        2,631
      Tax-exempt<F1>                         (7)          (3)          (10)         (65)           (8)         (73)
   Available for sale securities            136          654           790       (1,549)        1,766          217
   Trading account securities                10                         10           23             2           25
   Federal funds sold and other short-
    term investments                       (546)         200          (346)          33           371          404
                                         ------      -------        ------      -------       -------      -------
       Total interest income              5,379        2,837         8,216       13,807         7,132       20,939
                                         ------      -------        ------      -------       -------      -------

INTEREST PAID ON:
   NOW accounts                              (1)          (5)           (6)          (6)          (29)         (35)
   Money market accounts                  3,288        3,715         7,003        4,517         8,869       13,386
   Savings                                   (4)           1            (3)          21             2           23
   Time deposits of $100,000 or more        121          135           256          566           268          834
   Other time deposits                       40          596           636        2,240         1,027        3,267
   Federal funds purchased, repurchase
    agreements and other short-term
    borrowings                             (726)         420          (306)         269           609          878
   Long-term borrowings                                   35            35                        110          110
                                         ------      -------        ------      -------       -------      -------
       Total interest expense             2,718        4,897         7,615        7,607        10,856       18,463
                                         ------      -------        ------      -------       -------      -------
       Net interest income               $2,661      $(2,060)       $  601      $ 6,200       $(3,724)     $ 2,476
                                         ======      =======        ======      =======       =======      =======



[FN]
------
<F1>  Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The approximate tax equivalent adjustments were $70,000, $55,000, $213,000 and $182,000 for the three months ended September 30, 2000 and 1999, and for the nine months ended September 30, 2000 and 1999, respectively.

<F2>  Average balances included nonaccrual loans.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------


    The provision for possible loan losses for the third quarter of 2000 was $1,230,000, up from $803,000 last year. For the nine months of 2000 the provision for possible loan losses was $2,560,000, down from $3,808,000 for the same period last year.

    The allowance for possible loan losses was $22,578,000 or 1.75% of loans outstanding at September 30, 2000. This compared to $21,649,000 at the end of 1999, and $20,927,000 at September 30, 1999 each 1.96% of loans outstanding. In management's judgement, the allowance for possible loan losses is considered adequate to absorb potential losses in the loan portfolio.

    The following table summarizes, for the periods indicated, activity in the allowance for possible loan losses:


                                Summary of Loan Loss Experience and Related Information
                                -------------------------------------------------------
                                                                Three Months Ended           Nine Months Ended
                                                                  September 30,                September 30,
                                                          ---------------------------  ----------------------------
                                                             2000            1999           2000           1999
                                                          -----------    ------------  -------------  -------------
                                                                              (dollars in thousands)

Allowance for possible loan losses
   (beginning of period)                                  $   23,536     $   20,378     $   21,649     $   18,144
Loans charged off                                             (2,293)          (324)        (2,940)        (1,679)
Recoveries of loans previously
   charged off                                                   105             70          1,309            654
                                                          ----------     ----------     ----------     ----------
         Net loans (charged off) recoveries                   (2,188)          (254)        (1,631)        (1,025)
                                                          ----------     ----------     ----------     ----------
Provision for possible loan losses                             1,230            803          2,560          3,808
                                                          ----------     ----------     ----------     ----------
Allowance for possible loan losses
   (end of period)                                        $   22,578     $   20,927     $   22,578     $   20,927
                                                          ==========     ==========     ==========     ==========

Loans outstanding:
      Average                                             $1,265,218     $1,047,708     $1,199,773     $1,009,767
      End of period                                        1,292,429      1,067,765      1,292,429      1,067,765

Ratio of allowance for possible
   loan losses to loans outstanding:
      Average                                                   1.78%          2.00%          1.88%          2.07%
      End of period                                             1.75           1.96           1.75           1.96

Ratio of net charge-offs to
    average loans outstanding, annualized:                       .69            .10            .18            .14




    The following table summarizes nonperforming assets at the dates indicated:



                                                 September 30,    December 31,      September 30,
                                                     2000             1999               1999
                                                 -------------   -------------      --------------
                                                                (dollars in thousands)

Nonaccrual loans                                 $    7,437        $    2,756        $      959
Loans past due 90 days or more                          260               371
Restructured loans                                      168                90               103
                                                 ----------        ----------        ----------
      Total nonperforming loans                       7,865             3,217             1,062
Other real estate                                        24                10                10
                                                 ----------        ----------        ----------
      Total nonperforming assets                 $    7,889        $    3,227        $    1,072
                                                 ==========        ==========        ==========
Loans, net of unearned discount                  $1,292,429        $1,104,498        $1,067,765
Allowance for possible loan
   losses to loans                                     1.75%             1.96%             1.96%
Nonperforming loans to loans                            .61               .29               .10
Allowance for possible loan losses
   to nonperforming loans                            287.07            672.96          1,970.53
Nonperforming assets to loans
   and foreclosed assets                                .61               .29               .10



NONINTEREST INCOME
------------------

    For the third quarter of 2000, total noninterest income was $3,079,000, up $958,000 from $2,121,000 in the same period in 1999. Net realized securities gains of $229,000 compared to securities losses of $660,000 in the third quarter of 1999. Trading profits and commissions for the third quarter of 2000 were $261,000 down from $1,284,000 in the same period in 1999. Hedging activities begun in the first quarter of 1999 provided $910,000 of trading profits in the third quarter of 1999. There were no derivative hedging activities in the third quarter of 2000. Other noninterest income in 2000 also included proceeds of $717,000 from the sale of appreciated stock warrants held in connection with a loan contract. No similar gains were included in the third quarter of 1999. Merchant credit card income and operating lease income were also up in 2000 compared with 1999.

    For the first nine months of 2000, total noninterest income was $9,198,000, down slightly from $9,281,000 in the same period in 1999. Realized gains on interest-rate derivative trading activities generated trading profits of $4,810,000 for the first nine months of 1999 compared with $632,000 in 2000. Net gains of $1,148,000 were realized on securities sales in 2000 versus net losses of $1,075,000 on sales of available for sale securities in the first nine months of 1999. Other portions of 2000 noninterest income including merchant credit card fees, leasing income and commissions and fees from customer securities activities were also up from 1999.

NONINTEREST EXPENSE
-------------------
    Total noninterest expense for the third quarter of 2000 was $7,841,000, up $930,000 from $6,911,000 in the third quarter of 1999. For the first nine months of 2000 total noninterest expenses were $23,493,000, up $3,022,000 from the same period in 1999. Overall Company growth and operating costs for the new Des Peres bank and Company headquarters, including compensation, benefits, occupancy and equipment, were primarily responsible for the increase.

CAPITAL MANAGEMENT AND RESOURCES
--------------------------------

    As of September 30, 2000, the Company's total shareholders' equity was $129.9 million. New capital was provided by the Company's net earnings and by the exercise of stock options. Offsetting the Company's capital accumulation were the payments of cash dividends on common stock and the repurchase of 51,200 shares of common stock in connection with the Company's stock repurchase plan.

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

    These regulatory guidelines require that Tier 1 capital equal or exceed 4.00% of risk-weighted assets, and that the risk-based capital ratio equal or exceed 8.00%. As of September 30, 2000 and December 31, 1999 the Company's Tier 1 capital was 10.42% and 10.97% of risk-weighted assets, and total risk-based capital was 11.68% and 12.23% of risk-weighted assets, respectively.

    The minimum acceptable ratio of Tier 1 capital to total assets, or leverage ratio, has been established at 3.00%. As of September 30, 2000 and December 31, 1999, the Company's leverage ratio was 8.10% and 8.40%, respectively.

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




                           MISSISSIPPI VALLEY BANCSHARES, INC.
                           -----------------------------------
                                          (Registrant)


Date:  November 13, 2000            /s/ Paul M. Strieker
       -----------------            --------------------------------

                                    Paul M. Strieker, Executive Vice
                                    President, Controller and Chief
                                    Financial Officer (on behalf of
                                    the Registrant and as Principal
                                    Financial and Accounting Officer)