Form 10-K
period 2000-12-31
MISSISSIPPI VALLEY BANCSHARES INC
filed 2001-03-16
CIK 809352

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-K

(Mark One)
       /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 For the fiscal year ended December 31, 2000

      / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                For the fiscal period from __________ to ________

                       Commission file number 0-22008

                       MISSISSIPPI VALLEY BANCSHARES, INC.
--------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Missouri                                             43-1336298
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

13205 Manchester Road, St. Louis, Missouri                       63131
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

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

                         Common Stock, $1 par value
             Floating Rate Cumulative Trust Preferred Securities
--------------------------------------------------------------------------------
                              (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                        -----

         As of March 2, 2001, 9,408,212 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $200,354,000 based upon the closing price of the common stock on the NASDAQ/NMS on March 2, 2001.

                     DOCUMENTS INCORPORATED BY REFERENCE
1. Certain portions of Registrant's Annual Report to Shareholders for the year ended December 31, 2000 are incorporated by reference in Parts I and II hereof.
2. Certain portions of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held April 18, 2001 are incorporated by reference in Part III hereof.

                                   PART I

ITEM 1.   BUSINESS
-------   --------

GENERAL
-------

         Mississippi Valley Bancshares, Inc. (the "Company") is a multi-bank holding company headquartered in St. Louis County, Missouri. The Company and its wholly owned subsidiaries, Southwest Bank of St. Louis (the "Missouri Bank"), Southwest Bank, Belleville, (the "Illinois Bank") and Southwest Bank of Phoenix, (the "Arizona Bank") are engaged primarily in commercial lending. Southwest Bank of St. Louis has been nationally recognized for its frequent practice of reducing its prime interest rate in advance of industry wide prime rate cuts. The Missouri, Illinois and Arizona banks (collectively, the "Banks") have eight banking offices, seven of which are located in the St. Louis metropolitan area ("St. Louis MSA"), the seventeenth largest metropolitan statistical area in the United States, with a population of approximately 2.5 million. The Arizona Bank, which is located in Phoenix, Arizona was a new charter and opened in December 2000. Since acquiring the Missouri Bank in 1984, the Company has expanded its loan portfolio from $57 million to $1.373 billion at December 31, 2000, or approximately $82 million on average per year. In 1999 the Company formed Mississippi Valley Capital Company, a venture capital subsidiary and natural extension of our strong commercial lending activities. Over the past five years the Company has earned an average return on equity of 18.45%.

         The Company's strategy is to act primarily as a lender to middle market companies located within 200 miles of St. Louis or in close proximity of Phoenix, Arizona. These companies tend to be privately-held and owner-operated, with annual sales of less than $100 million and with typical borrowing requirements of $500,000 to $3 million.

         Management believes that the Company is able to compete effectively in its markets because: (i) the Banks' lending officers and senior management maintain close working relationships with their commercial customers and their businesses; (ii) the Banks are able to react more quickly to loan requests than the Company's large competitors yet are able to fund loan amounts which smaller area commercial lenders are unable to fund; (iii) the Banks' management and loan officers have significant experience within the respective metropolitan areas; and (iv) industry consolidation has resulted in fewer independent banks and fewer banks addressing the Banks' target market niche.

         The Company's historical growth strategy has been asset driven, as the Company has increased its loan portfolio based on lending opportunities which meet the Company's underwriting standards. The Company has expanded its retail deposit base to meet lending growth demands through opening new locations and offering promotional deposit rates, often concurrently. These deposit promotional activities are usually implemented as the Company's loan to deposit ratio increases significantly past the 85% level which management targets. The Company opened one new location in each of 1990, 1992, 1995, 1998, 1999 and 2000.

         The Company's operating strategy has resulted in a higher cost of funds (and, consequently, a lower net interest margin) than other institutions within its market, due to its rate driven retail deposit gathering activities. For 2000 and 1999, the Company reported net interest margins of 3.63% and 3.96%, respectively.

         On the other hand, this operating strategy has also permitted the Company to achieve consistently lower overhead ratios than other comparable institutions by (i) operating a small number of offices with a per-office deposit base averaging $204 million as of December 31, 2000, (ii) emphasizing commercial loans, which tend to be larger in size than retail loans, (iii) employing an experienced staff, (iv) improving data processing and operational systems in order to increase productivity, and (v) outsourcing services where possible. For 2000 and 1999, the Company reported efficiency ratios (non interest expense divided by the sum of tax-equivalent net interest income plus noninterest income) of 44.66% and 41.94%, respectively. These ratios are significantly better than those of the Company's peers. The Company's ratio of average assets per employee, which was $5.92 million for 2000, has also been consistently better than the industry average.

THE COMPANY
-----------

         For a description of the Company and its operations, reference is made to "Financial Review" on pages 9 through 23 of the Company's Annual Report to Shareholders for the year ended December 31, 2000, which is incorporated herein by reference.

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

         While the Company also encounters a great deal of competition in its lending activities, management believes that there is less competition in the Company's specialty-the middle market niche-than there was a few years ago. The Company's competitive position has been strengthened by the advent of branch banking, which has resulted in consolidations of bank subsidiaries of several large bank holding companies. The Company's strategy, by contrast, is to maintain close, long-term contacts between its customers and the Company's loan officers.

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

EMPLOYEES
---------

         As of December 31, 2000, the Company had no employees and the Banks had approximately 292 full-time equivalent employees. None of the employees of the Banks are subject to a collective bargaining agreement. The Company considers relationships with employees of the Banks to be good.

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

         Regulatory Risk. The banking industry is heavily regulated. These regulations are intended to protect depositors, not shareholders. The Banks are subject to regulation and supervision by the Federal Deposit Insurance Corporation (the "FDIC"), the Missouri Division of Finance, the Illinois Office of Banks and Real Estate and the Arizona State Banking Department, while the Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "FRB"). The burden imposed by Federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. The banking industry continues to lose market share to competitors. In addition, legislative reactions to the problems of the thrift industry have increased the regulatory and supervisory requirements for financial institutions, which have resulted and will continue to result in increased operating expenses.

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

         Credit Risk. The greatest risk facing lenders is generally credit risk, that is, the risk of losing principal and interest due to a borrower's failure to perform according to the terms of the loan agreements. Although the Company's percentage of net charge-offs has historically been lower than industry norms, it has a relatively high proportion of commercial loans. As of December 31, 2000 the Banks had 28 customers who had outstanding loans and unfunded commitments exceeding $5 million.

         Exposure to Local Economic Conditions. The Company's concentration of loans in the St. Louis MSA exposes it to risks resulting from changes in the local economy. While the Company's market area for loans extends throughout most of eastern Missouri and southern Illinois, its lending operations are concentrated in the St. Louis MSA.

         As of December 31, 2000, 40.3% of the Company's loans were secured by commercial real estate and 9.0% of the Company's loans were secured by residential real estate. The percentage of loans secured by St. Louis MSA real estate is significant. A dramatic drop in St. Louis area real estate values would adversely affect the quality of loan portfolio.

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

         The Southtown office on the corner of Kingshighway and Chippewa, approximately two miles from the main office, occupies a 4,764 square foot building on 1.58 acres of land purchased in 1997. This location has one ATM. An expansion and renovation of the facility was begun in 1999 and was completed by mid-year in 2000.

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

         Southwest Bank of Phoenix, which opened in December, 2000, is located in one-half of the first floor (approximately 7,400 square feet) of a two-story office building on Camelback Road in Phoenix and includes one ATM. The space is leased for five years with an option for an additional five years. The office has an ATM and an adjoining drive-up lane; adequate parking is available.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

         There were no matters submitted to a vote of the security holders in the quarter ended December 31, 2000.

                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------   -----------------------------------------------------------------
          MATTERS
          -------

         Reference is made to the information contained in the section entitled "Common Share Data" on page 8 and investor information on page 48 of the Company's Annual Report to Shareholders for the year ended December 31, 2000, which is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA
-------   -----------------------

         Reference is made to the information contained in the section entitled "Financial Review - Selected Consolidated Financial Data" on page 9 of the Company's Annual Report to Shareholders for the year ended December 31, 2000, which is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

         Reference is made to information contained in the section entitled "Financial Review" on pages 9 through 23 of the Company's Annual Report to Shareholders for the year ended December 31, 2000, which is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

         Reference is made to information contained in the section entitled "Sensitivity to Changes in Interest Rates" on pages 19 and 20 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2000, which is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

         Reference is made to the Consolidated Financial Statements and independent auditors' report thereon contained on pages 24 through 46 of the Company's Annual Report to Shareholders for the year ended December 31, 2000, which are incorporated herein by reference.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------   ----------------------------------------------------

         Not applicable

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

         Reference is made to "Election of Directors" on pages 3 through 5 of the Company's definitive Proxy Statement dated March 16, 2001, which is incorporated herein by reference.

         Reference is made to "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 12 of the Company's definitive Proxy Statement dated March 16, 2001, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

         Reference is made to "Executive Compensation" on pages 6 through 10 of the Company's definitive Proxy Statement dated March 16, 2001, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

         Reference is made to "Principal Shareholders" on pages 11 and 12 of the Company's definitive Proxy Statement dated March 16, 2001, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

         Reference is made to "Certain Transactions" on page 10 of the Company's definitive Proxy Statement dated March 16, 2001, which is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 - K
--------  -----------------------------------------------------------------

         (a)      1.       Financial Statements.

                                                                       Pages in 2000 Annual
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


         (b) Registrant did not file any reports on Form 8-K during the quarter ended December 31, 2000.

                                 SIGNATURES
                                 ----------

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: MARCH 13, 2001
       --------------


                                  MISSISSIPPI VALLEY BANCSHARES, INC.


                                  By /s/ Paul M. Strieker
                                     -----------------------------------------
                                     Paul M. Strieker
                                     Executive Vice President, Controller and
                                     Chief Financial Officer (on behalf of the
                                     Registrant and as Principal Financial and
                                     Accounting Officer)

                        MISSISSIPPI VALLEY BANCSHARES, INC.
                                   Exhibit Index
                                     Form 10-K
                                       2000

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

         4.1 Certificate of Designations for Perpetual Preferred Stock, Series 1993, incorporated by reference to
                 Exhibit 4.1 to Registration Statement No. 33-61692 on Form S-1.

         4.3.1 Mississippi Valley Bancshares, Inc. 1988 Stock Option Plan (Five-Year Options), incorporated by reference to
                 Exhibit 4.6.1 to Registration Statement No. 33-61692 on Form S-1.

         4.3.2 Mississippi Valley Bancshares, Inc. 1991 Stock Option Plan (Five-Year Options), incorporated by reference to
                 Exhibit 4.6.2 to Registration Statement No. 33-71760 on Form S-8.

         4.3.2a Amendment dated January 18, 1995 to the Mississippi Valley Bancshares, Inc. 1991 Stock Option Plan (Five-Year Options), incorporated by reference to
                 Exhibit 4.4.2a to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1994.

         4.3.3 Form of Five-Year Option Agreement, incorporated by reference to Exhibit 4.6.3 to Registration Statement No. 33-71760 on Form S-8.

         4.3.4 Amendment to the Mississippi Valley Bancshares, Inc. 1991 Stock Option Plan (Five Year Options) (As Amended through 4-19-00), incorporated by reference to Registration Statement No. 333-47124 on Form S-8.

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

         4.4.3   Certificate of Trust of MVBI Capital Trust date
                 February 14, 1997, incorporated by reference to
                 Exhibit 4.3 to the Company's Registration Statement No. 333-22055 on Form S-3.

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

        10.1 Purchase Agreement Dated March 31, 1993 for Series 1993 Preferred Stock, incorporated by reference to
                 Exhibit 10.1 to Registration Statement No. 33-61692 on Form S-1.

        10.2.1 Management Retention Agreement between the Southwest Bank of St. Louis (the "Missouri Bank") and Stephen P. Marsh, incorporated by reference to Exhibit 10.2.1 to Registration Statement No. 33-61692 on Form S-1.

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

        10.2.6   Management Retention Agreement between the
                 Missouri Bank and Mary P. Sherrill, incorporated by reference to Exhibit 10.2.6 to the Company's Annual Report on Form 10-K for its fiscal year ended
                 December 31, 1998.

        10.3.1 Clayton Corporate Park Standard Office Lease dated December 23, 1988, between the Forsythe
                 Group, Inc. and the Missouri Bank, incorporated by reference to Exhibit 10.3.1 to Registration
                 Statement No. 33-61692 on Form S-1.

        10.3.2 First Amendment to Clayton Corporate Park Standard Office Lease dated August 31, 1989, between The Forsythe Group, Inc. and the Missouri Bank, incorporated by reference to Exhibit 10.3.2 to Registration Statement No. 33-61692 on Form S-1.

        10.4 Promissory Note dated June 5, 1997, in the principal amount of $10,000,000, by Registrant in favor of Norwest Bank Minnesota, N.A. incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1997.

        10.4.1 Promissory Note dated August 11, 1999, in the principal amount of $20,000,000, by Registrant in favor of Mercantile-Safe Deposit & Trust Company.

        13.* Registrant's Annual Report to Shareholders for the year ended December 31, 2000 (only those portions of such Annual Report as are incorporated by reference in Parts I and II hereof shall be deemed a part of this Report).

        21.*     Subsidiaries of the Registrant.

        23.*     Consent of Independent Auditors.

        24.*     Power of Attorney is contained on page 11 and 12 hereof.

[FN]
-------------------------------------

* Filed herewith