Form 10-Q
period 2001-03-31
MISSISSIPPI VALLEY BANCSHARES INC
filed 2001-05-11
CIK 809352

                                  FORM 10-Q

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2001
                                 ---------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                --------------------      --------------------

                                 Commission file number    0-22008
                                                          ------------

                     MISSISSIPPI VALLEY BANCSHARES, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                       MISSOURI                               43-1336298
------------------------------------------------------   ---------------------
           (State or other jurisdiction of                 (I.R.S. Employer
            incorporation or organization)                Identification No.)

     13205 Manchester Road,  St. Louis, Missouri                63131
------------------------------------------------------   ---------------------
       (Address of principal executive offices)               (Zip Code)

(Registrant's telephone number, including area code)     (314) 543-3512
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
          Yes    X    No       .
                ---        ---


   INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF APRIL 25, 2001:


Common Stock, $1.00 par value                                   9,448,462
-----------------------------                            ---------------------
             Class                                          Number of Shares

           THIS DOCUMENT CONSTITUTES PART OF A PROSPECTUS COVERING SECURITIES THAT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933.

                     MISSISSIPPI VALLEY BANCSHARES, INC.
                     -----------------------------------

                                    INDEX
                                    -----

                                                                 Page No.
                                                               ------------

PART I.   FINANCIAL INFORMATION
          ----------------------------

          ITEM 1.  Financial Statements

                   Condensed Consolidated Balance Sheets --
                      March 31, 2001 and December 31, 2000          3

                   Condensed Consolidated Statements of
                      Income -- Quarters Ended March 31, 2001
                      and March 31, 2000                            4

                   Consolidated Statements of Changes in
                      Shareholders' Equity -- Three Months
                      Ended March 31, 2001 and March 31, 2000       5

                   Condensed Consolidated Statements of
                      Cash Flows -- Three Months Ended
                      March 31, 2001 and March 31, 2000             6

                   Notes to Condensed Consolidated
                      Financial Statements                         7-8


          ITEM 2.  Management's Discussion and Analysis
                     of Results of Operations and
                     Financial Condition                           9-15


PART II.  OTHER INFORMATION
          ----------------------------

          ITEM 6.  Exhibits and Reports on Form 8-K                 16

SIGNATURE                                                           17
---------

PART I.  FINANCIAL INFORMATION
------------------------------


  ITEM 1.                                   FINANCIAL STATEMENTS
--------------------                        --------------------
                                    MISSISSIPPI VALLEY BANCSHARES, INC.
                                    -----------------------------------
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                   -------------------------------------

                                                                         March 31,
                                                                            2001
                                                                       (Derived from         December 31,
                                                                   Unaudited Statements)         2000
                                                                   ---------------------  ------------------
                                                                             (dollars in thousands)
ASSETS
------
   Cash and due from banks                                              $    27,265          $    38,273
   Federal funds sold                                                        74,350                  640
   Held to maturity securities
      (fair value of $94,208 and
         $93,075, respectively)                                              90,510               90,597
   Available for sale securities                                            327,569              331,842
   Trading account securities                                                   614                  659
   Loans, net of
      unearned income                                                     1,395,891            1,373,435
   Allowance for possible loan losses                                        25,159               24,016
                                                                       -------------        -------------
             Net loans                                                    1,370,732            1,349,419
   Premises and equipment                                                    41,185               41,146
   Other assets                                                              68,276               36,323
                                                                       -------------        -------------

                              TOTAL ASSETS                              $ 2,000,501          $ 1,888,899
                                                                       =============        =============
LIABILITIES
-----------
   Deposits:
      Non-interest bearing                                              $   134,801          $   150,218
      Interest bearing                                                    1,537,393            1,486,013
                                                                       -------------        -------------
         Total deposits                                                   1,672,194            1,636,231
   Securities sold under agreements
      to repurchase                                                          26,735               59,705
   Other short-term borrowings                                               21,960               27,637
   Long-term borrowings                                                     100,000
   Guaranteed preferred beneficial interests
      in subordinated debentures                                             14,950               14,950
   Other liabilities                                                         15,691                9,111
                                                                       -------------        -------------

                              TOTAL LIABILITIES                           1,851,530            1,747,634
                                                                       -------------        -------------
SHAREHOLDERS' EQUITY
--------------------
   Common stock-par value $1
      Authorized 20,000,000 shares,
       issued 9,902,662 in 2001
       and 9,807,312 in 2000                                                  9,902                9,807
   Capital surplus                                                           24,766               22,606
   Retained earnings                                                        120,961              115,619
   Accumulated other comprehensive income                                     8,214                7,011
   Treasury stock, at cost, 473,200 shares
       at March 31, 2001 and 437,400 shares
       at December 31, 2000                                                 (14,872)             (13,778)
                                                                       -------------        -------------
      TOTAL SHAREHOLDERS' EQUITY                                            148,971              141,265
                                                                       -------------        -------------

      TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY                                       $ 2,000,501          $ 1,888,899
                                                                       =============        =============


See accompanying notes.


                                    MISSISSIPPI VALLEY BANCSHARES, INC.
                                    -----------------------------------
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                -------------------------------------------
                                                (UNAUDITED)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                          --------------------------------
                                                                             2001                  2000
                                                                          ----------            ----------


Interest income:
   Interest and fees on loans                                              $ 30,550             $ 25,024
   Held to maturity securities:
     Taxable                                                                  1,390                1,222
     Tax-exempt                                                                 119                  125
   Available for sale securities                                              4,951                4,344
   Other                                                                      1,333                  311
                                                                          ----------           ----------

                     TOTAL INTEREST INCOME                                   38,343               31,026
                                                                          ----------           ----------

Interest expense:
   Deposits                                                                  19,381               14,615
   Short-term borrowings                                                        749                1,506
   Long-term borrowings                                                       1,409                  280
                                                                          ----------           ----------

                     TOTAL INTEREST EXPENSE                                  21,539               16,401
                                                                          ----------           ----------

                        NET INTEREST INCOME                                  16,804               14,625
Provision for possible loan losses                                            2,536                  769
                                                                          ----------           ----------

                NET INTEREST INCOME AFTER
       PROVISION FOR POSSIBLE LOAN LOSSES                                    14,268               13,856
                                                                          ----------           ----------

Other income:
   Service charges                                                              636                  523
   Securities gains/(losses), net on:
     Sales of available for sale securities                                   3,404                  919
   Trading profits and commissions                                             (710)                 621
   Other                                                                      1,180                1,160
                                                                          ----------           ----------
                                                                              4,510                3,223
                                                                          ----------           ----------

Other expenses:
   Employee compensation and
     other benefits                                                           4,261                3,693
   Net occupancy                                                                680                  612
   Equipment                                                                    676                  610
   Advertising                                                                  517                  426
   Other                                                                      2,532                2,365
                                                                          ----------           ----------
                                                                              8,666                7,706
                                                                          ----------           ----------

                 INCOME BEFORE INCOME TAXES                                  10,112                9,373
Income taxes                                                                  3,733                3,460
                                                                          ----------           ----------

                                    NET INCOME                             $  6,379             $  5,913
                                                                          ==========           ==========

Earnings per common share:
      Basic                                                                $    .68             $    .63
      Diluted                                                              $    .67             $    .63

See accompanying notes.


                                         MISSISSIPPI VALLEY BANCSHARES, INC.
                                         -----------------------------------
                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             ----------------------------------------------------------
                                        YEAR TO DATE MARCH 31, 2001 AND 2000
                                                     (UNAUDITED)

                                               (Dollars in Thousands)

                                                                          Accumu-
                                                                           lated
                                                                           Other
                                                                          Compre-                  Total
                              Common Stock                                hensive                  Share-     Compre-
                              ------------        Capital     Retained     Income     Treasury    holders'    hensive
                           Shares      Amount     Surplus     Earnings     (Loss)      Stock       Equity      Income
                          --------    --------   ---------   ----------  ---------   ----------  ----------  ---------

2000

Balance at
  Jan. 1, 2000             9,661,262   $ 9,661   $ 20,272   $  96,874   $  (2,245)  $ (11,996)  $ 112,566   $
Net Income                                                      5,913                               5,913       5,913
Issuance of
  common stock                94,300        94      1,469                                           1,563
Treasury Stock
  Purchased                                                                              (907)       (907)
Cash dividends on:
   common stock                                                  (934)                               (934)
Unrealized loss on
  available for
  sale securities
  net of tax                                                                  (97)                    (97)        (97)
                          ----------- --------- ---------- ----------- ----------- ----------- ----------- -----------

Comprehensive Income                                                                                        $   5,816
                                                                                                           ===========

Balance at March 31,
  2000                     9,755,562   $ 9,755   $ 21,741   $ 101,853   $  (2,342)  $ (12,903)  $ 118,104
                          =========== ========= ========== =========== =========== =========== ===========




2001

Balance at
  Jan. 1, 2001             9,807,312   $ 9,807   $ 22,606   $ 115,619   $   7,011   $ (13,778)  $ 141,265   $
Net Income                                                      6,379                               6,379       6,379
Issuance of
  common stock                95,350        95      2,160                                           2,255
Treasury stock
  purchased                                                                            (1,094)     (1,094)
Cash dividends on:
   common stock                                                (1,037)                             (1,037)
Unrealized gain on
  available for
  sale securities
  net of tax                                                                1,203                   1,203       1,203
                          ----------- --------- ---------- ----------- ----------- ----------- ----------- -----------

Comprehensive Income                                                                                        $   7,582
                                                                                                           ===========

Balance at March 31,
  2001                     9,902,662   $ 9,902   $ 24,766   $ 120,961   $   8,214   $ (14,872)  $ 148,971
                          =========== ========= ========== =========== =========== =========== ===========


See accompanying notes.


                                    MISSISSIPPI VALLEY BANCSHARES, INC.
                                    -----------------------------------
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              -----------------------------------------------
                                                (UNAUDITED)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                          ------------------------------
                                                                             2001                2000
                                                                          ----------          ----------
                                                                               (dollars in thousands)

OPERATING ACTIVITIES
--------------------
   Net income                                                             $   6,379            $   5,913
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Provision for possible loan losses                                       2,536                  769
     Provision for depreciation and amortization                              1,008                  857
     Accretion of discounts and amortization of
       premiums on securities                                                  (369)                (664)
     Realized securities gains, net                                          (3,404)                (919)
     Net decrease (increase) in trading account securities                       45                 (796)
     Decrease (increase) in interest receivable                               1,804                 (626)
     Increase (decrease) in interest payable                                   (113)                 334
     Other, net                                                             (27,564)               7,628
                                                                         -----------          -----------

            NET CASH PROVIDED BY (USED IN)
              OPERATING ACTIVITIES                                          (19,678)              12,496
                                                                         -----------          -----------

INVESTING ACTIVITIES
--------------------
   Proceeds from maturities of held to maturity securities                      230                  400
   Purchases of held to maturity securities                                                      (31,054)
   Purchases of available for sale securities                               (63,649)             (95,147)
   Proceeds from maturities of available for sale securities                                      53,000
   Proceeds from sales and paydowns of
     available for sale securities                                           73,397               37,176
   Purchases of premises and equipment                                         (731)              (2,762)
   Increase in loans outstanding, net                                       (23,849)             (49,641)
                                                                         -----------          -----------

            NET CASH USED IN
              INVESTING ACTIVITIES                                          (14,602)             (88,028)
                                                                         -----------          -----------

FINANCING ACTIVITIES
--------------------
   Net increase in deposits                                                  35,963               14,054
   Net increase (decrease) in repurchase agreements
     and other short-term borrowings                                        (38,647)               7,939
   Increase in long-term borrowings                                         100,000
   Proceeds from sale of common stock                                         1,797                1,143
   Purchase of treasury stock                                                (1,094)                (907)
   Cash dividends                                                            (1,037)                (934)
                                                                         -----------          -----------

            NET CASH PROVIDED BY
              FINANCING ACTIVITIES                                           96,982               21,295
                                                                         -----------          -----------

                INCREASE (DECREASE) IN CASH
                  AND CASH EQUIVALENTS                                       62,702              (54,237)

Cash and cash equivalents at beginning of period                             38,913               84,651
                                                                         -----------          -----------

                CASH AND CASH EQUIVALENTS
                  AT END OF PERIOD                                        $ 101,615            $  30,414
                                                                         ===========          ===========


See accompanying notes.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

1.    Basis of Presentation

      The condensed consolidated financial statements include the accounts of Mississippi Valley Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, Southwest Bank of St. Louis, Southwest Bank, Belleville, Southwest Bank of Phoenix (the "Banks"), MVBI Capital Trust and Mississippi Valley Capital Company, a venture capital subsidiary. Significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the entire year.
In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and as amended by FASB Statements No. 137 and 138. The Company adopted the new Statement effective January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. The adoption of this Statement did not have a material effect on its results of operations or financial position.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2.    Comprehensive Income

      Following is a summary of other comprehensive income components and related income tax effects:

                     For the Three Months Ended March 31, 2001
                     -----------------------------------------
                                        Before-Tax        Tax         Net-of-Tax
                                          Amount        Expense         Amount
                                         --------      ---------       --------
                                                 (dollars in thousands)

Unrealized gains on available
   for sale securities                   $5,255         $1,839         $3,416

Less: reclassification adjustment
   for gains realized in net
   income                                 3,404          1,191          2,213
                                         -------        -------        -------
Net unrealized gains                      1,851            648          1,203
                                         -------        -------        -------

Other comprehensive income               $1,851         $  648         $1,203
                                         =======        =======        =======

                     For the Three Months Ended March 31, 2000
                     -----------------------------------------
                                                          Tax
                                        Before-Tax      Expense       Net-of-Tax
                                          Amount       (Benefit)        Amount
                                         --------      ---------       --------
                                                 (dollars in thousands)

Unrealized gains on
   available for sale securities         $  770         $  270         $  500

Less: reclassification adjustment
   for gains realized in net
   income                                   919            322            597
                                         -------        -------        -------

Net unrealized losses                      (149)           (52)           (97)
                                         -------        -------        -------
Other comprehensive
   income (loss)                         $ (149)        $  (52)        $  (97)
                                         =======        =======        =======

3.    Earnings per Share

      Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding.

                                                      Three Months Ended
                                                          March 31,
                                                  --------------------------
                                                    2001              2000
                                                  --------          --------
                                        (dollars in thousands, except per share data)

BASIC:

Average common shares outstanding                  9,384,289         9,326,560
                                                =============     =============

Net income                                       $     6,379       $     5,913
                                                =============     =============

Basic earnings per common share                  $       .68       $       .63
                                                =============     =============



      Diluted earnings per share gives effect to the weighted average shares outstanding and average dilutive common share equivalents outstanding.

                                                      Three Months Ended
                                                          March 31,
                                                  --------------------------
                                                    2001              2000
                                                  --------          --------
                                        (dollars in thousands, except per share data)

DILUTED:

Average common shares outstanding                  9,384,289         9,326,560
Average common stock equivalents of
   options outstanding-based on the
   treasury stock method using
   market price                                      113,865            58,004
                                                -------------     -------------
                                                   9,498,154         9,384,564
                                                =============     =============


Net income                                       $     6,379       $     5,913
                                                =============     =============

Diluted earnings per common share                $       .67       $       .63
                                                =============     =============


ITEM 2.
-------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               -----------------------------------------------
                    OF OPERATIONS AND FINANCIAL CONDITION
                    -------------------------------------


      The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 2000.

SUMMARY OF EARNINGS
-------------------

      Consolidated net income for the first quarter of 2001 was $6,379,000, up $466,000 or 7.9% from the $5,913,000 earned during the first quarter of 2000. On a per share basis, net income was $.67, up 6.3% from $.63 in the same period of the prior year. The improved performance was generated primarily by increased net interest income. Loan growth of $22 million and net loan charge offs of $1,393,000 in the first three months of 2001 compared with net loan recoveries of $152,000 in the first quarter of 2000. As a result, the provision for possible loan losses was increased to $2,536,000 from $769,000 in the first three months of 2000. Increased noninterest income was largely offset by greater noninterest expenses.

      For the quarter, the Company's return on average assets was 1.30%, down from 1.50% in the first quarter of 2000. The Company's return on equity was 17.41%, down from 20.28% in the first three months of 2000. Total assets at March 31, 2001 were $2.001 billion, total loans were $1.396 billion and deposits were $1.672 billion at the Company's eight bank locations.
At March 31, 2001, total equity capital was $149.0 million or 7.45% of assets.

NET INTEREST INCOME
-------------------

      The following discussion and tables set forth the composition of average interest-earning assets and interest-bearing liabilities along with accompanying interest income, expense, yields and rates, on a tax-equivalent basis. The tax-equivalent adjustments were approximately $69,000 and $73,000, for the three months ended March 31, 2001 and 2000, respectively. Net interest income on a tax-equivalent basis, divided by average interest-earning assets, represents the Company's net interest margin.

Three months ended March 31, 2001 and 2000
------------------------------------------

      Total tax-equivalent interest income for the three months ended
March 31, 2001 was $38,412,000, up $7,314,000 compared to the same period in 2000. The $257 million increase in the volume of average loans outstanding was primarily responsible for the increased interest earnings. Overall asset yields were 8.29% in the first quarter of 2001, down from 8.37% in the same period in 2000. Funding the Company's asset growth were increased deposits, primarily money market accounts raised during the promotion in the second and third quarters of 2000.

      Total interest expense for the first quarter of 2001 was $21,539,000, up $5,139,000 from $16,400,000 in the first quarter of 2000. Higher rates were paid on nearly all interest bearing liabilities in the first quarter of 2001 compared to 2000. Overall rates paid on total interest bearing liabilities rose to 5.25% from 5.00% in the first quarter of 2000.

      Total tax-equivalent net interest income increased $2,175,000 as the effects of the increased volume of interest earning assets exceeded the effects of greater interest bearing liabilities and the higher rates paid on those funds. The Company's net interest margin declined to 3.63% from 3.95% in the first quarter of 2000 as overall asset yields declined and liability rates paid increased.

                                          AVERAGE BALANCES, INTEREST AND RATES

                                                                THREE MONTHS ENDED MARCH 31,
                                          ---------------------------------------------------------------------------
                                                          2001                                   2000
                                          ------------------------------------   ------------------------------------
                                                        INTEREST                               INTEREST
                                            AVERAGE     INCOME/      YIELD/        AVERAGE     INCOME/      YIELD/
                                            BALANCE     EXPENSE       RATE         BALANCE     EXPENSE       RATE
                                          ----------- -----------  ----------    ----------- -----------  -----------
                                                                   (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Loans(1) (2)
       Taxable                            $1,377,954    $30,515      8.97%       $1,120,648    $24,989       8.96%
       Tax-exempt(3)                           1,979         53     10.92             2,000         54      10.95
   Held to maturity securities
       Taxable                                83,739      1,390      6.64            76,460      1,222       6.40
       Tax-exempt(3)                           6,852        170      9.94             7,088        178      10.08
   Available for sale securities             308,610      4,951      6.43           265,525      4,344       6.56
   Trading account securities                  1,318         20      6.09             1,408         24       6.75
   Federal Funds sold and other short-
     term investments                         94,219      1,313      5.65            19,614        287       5.88
                                         ------------  ---------                ------------  ---------
            Total interest-earning
              assets                      $1,874,671     38,412      8.29%       $1,492,743     31,098       8.37%
                                                       ---------                              ---------
Noninterest-earning assets:
   Cash and due from banks                    32,262                                 29,996
   Bank premises and equipment                41,357                                 38,741
   Other assets                               33,289                                 32,212
   Allowance for possible loan losses        (24,663)                               (21,850)
                                         ------------                           ------------
            Total assets                  $1,956,916                             $1,571,842
                                         ============                           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   NOW accounts                           $   28,689    $    75      1.05%       $   26,928    $    75       1.12%
   Money market accounts                   1,096,567     13,916      5.15           706,199      8,752       4.98
   Savings deposits                           28,071        206      2.98            28,017        207       2.98
   Time deposits of $100,000 or more          52,868        791      6.07            52,919        706       5.36
   Other time deposits                       299,440      4,393      5.95           376,522      4,876       5.21
                                         ------------  ---------                ------------  ---------
       Total interest-bearing deposits     1,505,635     19,381      5.22         1,190,585     14,616       4.94
   Federal funds purchased, repurchase
     agreements and other short-term
     borrowings                               57,612        749      5.27           114,534      1,505       5.28
   Long-term borrowings                       85,222      1,105      5.26
   Capital trust debentures                   14,950        304      8.12            14,950        279       7.48
                                         ------------  ---------                ------------  ---------
       Total interest-bearing
         liabilities                       1,663,419     21,539      5.25%        1,320,069     16,400       5.00%
                                                       ---------                              ---------
Noninterest-bearing liabilities:
   Demand deposits                           138,002                                127,397
   Other liabilities                           8,901                                  7,725
Shareholders' equity                         146,594                                116,651
                                         ------------                           ------------
       Total liabilities and
         shareholders' equity             $1,956,916                             $1,571,842
                                         ============                           ============
       Net interest income                              $16,873                                $14,698
                                                       =========                              =========
       Net interest margin                                           3.63%                                   3.95%
                                                                   =======                                 =======

-----------------------------

(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding.
      Interest on nonaccrual loans is recorded when received.
(2) Interest income on loans includes loan fees, which were not material to any period presented.
(3) Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $69,000 and $73,000 for the three months ended March 31, 2001 and 2000, respectively.

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


               CHANGES IN INTEREST INCOME AND EXPENSE, VOLUME AND RATE VARIANCES

                                                             THREE MONTHS ENDED
                                                               MARCH 31, 2001
                                                                 COMPARED TO
                                                               MARCH 31, 2000
                                               ----------------------------------------------
                                               INCREASE (DECREASE) ATTRIBUTABLE TO CHANGE IN:
                                               ----------------------------------------------
                                                                   YIELD/            NET
                                                   VOLUME           RATE            CHANGE
                                                  --------        --------         --------
                                                           (DOLLARS IN THOUSANDS)

INTEREST EARNED ON:
   Loans(1) (2)                                  $ 5,525          $               $ 5,525
   Held to maturity securities:
       Taxable                                       121                47            168
       Tax-exempt(1)                                  (6)               (2)            (8)
   Available for sale securities                     693               (86)           607
   Trading account securities                         (1)               (3)            (4)
   Federal funds sold and other short-
     term investments                              1,037               (11)         1,026
                                                ---------        ----------      ---------
       Total interest income                       7,369               (55)         7,314
                                                ---------        ----------      ---------

INTEREST PAID ON:
   NOW accounts                                        5                (5)
   Money market accounts                           4,864               300          5,164
   Savings                                            (1)                              (1)
   Time deposits of $100,000 or more                  (1)               86             85
   Other time deposits                            (1,096)              613           (483)
   Federal funds purchased, repurchase
       agreements and other short-term
       borrowings                                   (909)              153           (756)
   Long-term borrowings                            1,211               (81)         1,130
                                                ---------        ----------      ---------
               Total interest expense              4,073             1,066          5,139
                                                ---------        ----------      ---------
               Net interest income               $ 3,296          $ (1,121)       $ 2,175
                                                =========        ==========      =========

-----------------------------

(1) Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The approximate tax-equivalent adjustment was $69,000 and $73,000 for the three months ended March 31, 2001 and 2000.

(2)   Average balances included nonaccrual loans.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

The provision for possible loan losses for the first quarter of 2001 was $2,536,000, up from $769,000 for the same period in 2000. Loan growth and net loan charge offs of $1,393,000 in the first quarter of 2001 compared with net loan recoveries of $152,000 in the first three months of 2000 necessitated the greater provision expense.

The allowance for possible loan losses was $25,159,000 or 1.80% of loans outstanding at March 31, 2001. This compared to $24,016,000 at the end of 2000 and $22,570,000 at March 31, 2000. In management's judgement, the allowance for possible loan losses is considered adequate to absorb potential losses in the loan portfolio.

The following table summarizes, for the periods indicated, activity in the allowance for possible loan losses:

           Summary of Loan Loss Experience and Related Information
           -------------------------------------------------------

                                                     Three Months Ended
                                              --------------------------------
                                                          March 31,
                                              --------------------------------
                                                   2001              2000
                                              --------------    --------------
                                                    (dollars in thousands)

Allowance for possible loan losses
       (beginning of period)                   $    24,016        $    21,649
Loans charged off                                   (1,975)              (632)
Recoveries of loans previously
   charged off                                         582                784
                                              -------------      -------------
      Net loans (charged off) recoveries            (1,393)               152
                                              -------------      -------------
Provision for possible loan losses                   2,536                769
                                              -------------      -------------
Allowance for possible loan losses
   (end of period)                             $    25,159        $    22,570
                                              =============      =============

Loans outstanding:
   Average                                     $ 1,379,933        $ 1,122,648
   End of period                                 1,395,891          1,154,291

Ratio of allowance for possible
   loan losses to loans outstanding:
   Average                                            1.82%              2.01%
   End of period                                      1.80%              1.96%

Ratio of net charge-offs to
   average loans outstanding, annualized:             0.40%     not meaningful

      The following table summarizes nonperforming assets at the dates indicated:

                                             March 31,       December 31,      March 31,
                                               2001              2000            2000
                                          -------------    -------------    -------------
                                                        (dollars in thousands)
Nonaccrual loans                           $     8,928      $     8,547      $     1,723
Loans past due 90 days or more                                      554                5
Restructured loans                                 200              227              171
                                          -------------    -------------    -------------
    Total nonperforming loans                    9,128            9,328            1,899
Other real estate                                   10               10               10
                                          -------------    -------------    -------------
    Total nonperforming assets             $     9,138      $     9,338      $     1,909
                                          =============    =============    ============
Loans, net of unearned discount            $ 1,395,891      $ 1,373,435      $ 1,154,291
Allowance for possible loan
  losses to loans                                1.80%            1.75%            1.96%
Nonperforming loans to loans                       .65              .68              .16
Allowance for possible loan losses
  to nonperforming loans                        275.62           257.46         1,188.52
Nonperforming assets to loans
  and foreclosed assets                            .65              .68              .17



NONINTEREST INCOME
------------------

For the first quarter of 2001 total noninterest income was $4,510,000, up from $3,223,000 in the same period in 2000. Significant fluctuations in the components included gains on sales of securities of $3,404,000 in 2001 compared with gains of $919,000 in the first quarter of 2000. In early January, 2001, the Company hedged investment securities to protect approximately $10 million of unrealized gains within its investment portfolio. Changes in the unrealized value of these securities have not been reflected in the income statement. However, changes in the values of the offsetting derivatives have been included in noninterest income, resulting in a loss on the hedging activities of $1,348,000 in the first quarter of 2001. There were no hedging profits or losses in the first three months of 2000. All other trading profits and commissions relate to sales commission activity of the Investment Department and were comparable with prior year results.


NONINTEREST EXPENSE
-------------------

Total noninterest expense for the first quarter of 2001 was $8,666,000, up $960,000 from $7,706,000 in the first three months of 2000. Overall Company growth, merit increases and greater benefit costs were largely responsible for the increased overhead costs. Increased advertising, occupancy and equipment costs and other operating expenses, due in large part to the operating costs for the new Phoenix, AZ bank which opened in late December, 2000, also advanced total noninterest expenses for 2001 above prior year levels.

CAPITAL MANAGEMENT AND RESOURCES
--------------------------------

      As of March 31, 2001, the Company's total shareholders' equity was $149.0 million. New capital was provided by the Company's first quarter net earnings and by the exercise of stock options. Also adding to 2001's shareholder's equity growth were unrealized gains, net of tax, on available for sale securities. Offsetting the Company's capital accumulation were the payments of cash dividends on common stock and the repurchase of 35,800 shares of common stock in connection with the Company's stock repurchase plan.

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

      These regulatory guidelines require that Tier 1 capital equal or exceed 4.00% of risk-weighted assets, and that the risk-based capital ratio equal or exceed 8.00%. As of March 31, 2001 and December 31, 2000 the Company's Tier 1 capital was 10.15% and 10.19% of risk-weighted assets, and total risk-based capital was 11.40% and 11.44% of risk-weighted assets, respectively.

      The minimum acceptable ratio of Tier 1 capital to total assets, or leverage ratio, has been established at 3.00%. As of March 31, 2001 and December 31, 2000, the Company's leverage ratio was 8.01% and 8.11%, respectively.

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




                                   MISSISSIPPI VALLEY BANCSHARES, INC.
                                   -------------------------------------------
                                              (Registrant)


Date:     May 11, 2001                     /s/ Paul M. Strieker
          ------------                     -----------------------------------

                                           Paul M. Strieker, Executive Vice
                                           President, Controller and Chief
                                           Financial Officer (on behalf of
                                           the Registrant and as Principal
                                           Financial and Accounting Officer)