Form 10-Q
period 2001-06-30
MISSISSIPPI VALLEY BANCSHARES INC
filed 2001-08-10
CIK 809352

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2001
                                ----------------------------------------------

                                             OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ------------------ to -------------------------

             Commission file number               0-22008
                                                 ----------------


                       MISSISSIPPI VALLEY BANCSHARES, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  MISSOURI                                 43-1336298
-----------------------------------------------   -----------------------------
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)

 13205 Manchester Road,  St. Louis, Missouri                 63131
-----------------------------------------------   -----------------------------
  (Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code)      (314) 543-3512
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
Yes   X     No       .
    ------     ------


    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF JULY 27, 2001:


     Common Stock, $1.00 par value                          9,446,712
-------------------------------------------           ---------------------
                 Class                                   Number of Shares

             THIS DOCUMENT CONSTITUTES PART OF A PROSPECTUS COVERING SECURITIES THAT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933.

                       MISSISSIPPI VALLEY BANCSHARES, INC.
                       -----------------------------------

                                      INDEX
                                      -----

                                                                     Page No.
                                                                     --------

PART I.  FINANCIAL INFORMATION
         ---------------------

         ITEM 1.  Financial Statements

                  Condensed Consolidated Balance Sheets --
                     June 30, 2001 and December 31, 2000                 3

                  Condensed Consolidated Statements of
                     Income -- Quarters Ended June 30, 2001
                     and June 30, 2000
                                                                         4
                  Consolidated Statements of Changes in
                     Shareholders' Equity -- Six Months
                     Ended June 30, 2001 and June 30, 2000               5

                  Condensed Consolidated Statements of
                     Cash Flows -- Six Months Ended
                     June 30, 2001 and June 30, 2000                     6

                  Notes to Condensed Consolidated
                     Financial Statements                               7-8


         ITEM 2.  Management's Discussion and Analysis
                     of Results of Operations and
                     Financial Condition                               9-16


PART II. OTHER INFORMATION
         -----------------

         ITEM 4.  Submission of Matters to a Vote of Security Holders   17

         ITEM 6.  Exhibits and Reports on Form 8-K                      17

SIGNATURE                                                               18
---------


PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.                                            FINANCIAL STATEMENTS
-------                                             --------------------
                                            MISSISSIPPI VALLEY BANCSHARES, INC.
                                            -----------------------------------
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                           -------------------------------------
                                                                                June 30,              December 31,
                                                                                  2001                    2000
                                                                                                     (Derived from
                                                                               (Unaudited)         Audited Statements)
                                                                              -------------        -------------------
                                                                                        (dollars in thousands)
ASSETS
------
   Cash and due from banks                                                     $   33,334              $   38,273
   Federal funds sold                                                              62,000                     640
   Held to maturity securities
     (fair value of $93,946 and
          $93,075, respectively)                                                   90,648                  90,597
   Available for sale securities                                                  338,595                 331,842
   Trading account securities                                                         546                     659
   Loans, net of
       unearned income                                                          1,423,351               1,373,435
   Allowance for possible loan losses                                              27,837                  24,016
                                                                              -----------             -----------
                Net loans                                                       1,395,514               1,349,419
   Premises and equipment                                                          41,075                  41,146
   Other assets                                                                    60,284                  36,323
                                                                              -----------             -----------

                    TOTAL ASSETS                                               $2,021,996              $1,888,899
                                                                              ===========             ===========
LIABILITIES
-----------
   Deposits:
     Non-interest bearing                                                      $  142,282              $  150,218
     Interest bearing                                                           1,535,954               1,486,013
                                                                              -----------             -----------
           Total deposits                                                       1,678,236               1,636,231
   Securities sold under agreements
       to repurchase                                                               33,380                  59,705
   Other short-term borrowings                                                     14,206                  27,637
   Long term borrowings                                                           100,000
   Guaranteed preferred beneficial interests
       in subordinated debentures                                                  14,950                  14,950
   Other liabilities                                                               27,314                   9,111
                                                                              -----------             -----------

               TOTAL LIABILITIES                                                1,868,086               1,747,634
                                                                              -----------             -----------
SHAREHOLDERS' EQUITY
--------------------
   Common stock-par value $1
      Authorized 20,000,000 shares,
        issued 9,952,662 in 2001
        and 9,807,312 in 2000
   Capital surplus                                                                  9,952                   9,807
   Retained earnings                                                               26,018                  22,606
   Accumulated other comprehensive income (loss)                                  126,691                 115,619
   Treasury stock, at cost, 473,200 shares                                          6,121                   7,011
        at June 30, 2001 and 437,400 shares
        at December 31, 2000                                                      (14,872)                (13,778)
                                                                              -----------             -----------
       TOTAL SHAREHOLDERS' EQUITY                                                 153,910                 141,265
                                                                              -----------             -----------

       TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY                                              $2,021,996              $1,888,899
                                                                              ===========             ===========


See accompanying notes.





                                             MISSISSIPPI VALLEY BANCSHARES, INC.
                                             -----------------------------------
                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                         -------------------------------------------
                                                         (UNAUDITED)
                                                                      Quarter Ended              Six Months Ended
                                                                         June 30                      June 30
                                                              --------------------------    --------------------------
                                                                 2001            2000          2001            2000
                                                              ----------      ----------    ----------      ----------
                                                                    (dollars in thousands, except per share data)
Interest income:
    Interest and fees on loans                                  $29,349        $27,569        $59,899        $52,593
    Held to maturity securities:
       Taxable                                                    1,391          1,434          2,781          2,656
       Tax-exempt                                                   118            121            237            246
    Available for sale securities                                 5,014          4,503          9,965          8,847
    Other                                                           917            828          2,250          1,139
                                                              ----------      ----------    ----------      ----------

               TOTAL INTEREST INCOME                             36,789         34,455         75,132         65,481
                                                              ----------      ----------    ----------      ----------

Interest expense:
    Deposits                                                     16,657         18,440         36,038         33,055
    Short-term borrowings                                           486          1,304          1,235          2,810
    Long-term borrowings                                          1,572            304          2,981            584
                                                              ----------      ----------    ----------      ----------

              TOTAL INTEREST EXPENSE                             18,715         20,048         40,254         36,449
                                                              ----------      ----------    ----------      ----------

                 NET INTEREST INCOME                             18,074         14,407         34,878         29,032
Provision for possible loan losses                                4,103            561          6,639          1,330
                                                              ----------      ----------    ----------      ----------

           NET INTEREST INCOME AFTER
  PROVISION FOR POSSIBLE LOAN LOSSES                             13,971         13,846         28,239         27,702
                                                              ----------      ----------    ----------      ----------

Other income:
    Service charges                                                 665            573          1,301          1,096
    Securities gains/(losses), net on:
       Sales of available for sale securities                       157                         3,561            919
    Trading profits and commissions                               3,654          1,007          2,944          1,628
    Other                                                         1,040          1,316          2,220          2,476
                                                              ----------      ----------    ----------      ----------
                                                                  5,516          2,896         10,026          6,119
                                                              ----------      ----------    ----------      ----------

Other expenses:
    Employee compensation and
       other benefits                                             4,652          3,684          8,913          7,377
    Net occupancy                                                   677            582          1,357          1,194
    Equipment                                                       701            716          1,377          1,326
    Advertising                                                     322            473            839            899
    Other                                                         2,509          2,491          5,041          4,856
                                                              ----------      ----------    ----------      ----------
                                                                  8,861          7,946         17,527         15,652
                                                              ----------      ----------    ----------      ----------

          INCOME BEFORE INCOME TAXES                             10,626          8,796         20,738         18,169
Income taxes                                                      3,855          3,265          7,588          6,725
                                                              ----------      ----------    ----------      ----------

                          NET INCOME                            $ 6,771        $ 5,531        $13,150        $11,444
                                                              ==========      ==========    ==========      ==========

Earnings per common share:
          Basic                                                 $   .72        $   .60        $  1.40        $  1.23
          Diluted                                               $   .71        $   .59        $  1.38        $  1.22

See accompanying notes.







                                            MISSISSIPPI VALLEY BANCSHARES, INC.
                                            -----------------------------------
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                ----------------------------------------------------------
                                            YEAR TO DATE JUNE 30, 2001 AND 2000
                                                        (UNAUDITED)
                                                  (Dollars in Thousands)
                                                                         Accumulated                 Total
                                Common Stock                               Other                   Share-
                                ------------        Capital   Retained  Comprehensive  Treasury    holders'  Comprehensive
                             Shares      Amount     Surplus   Earnings  Income (Loss)    Stock      Equity       Income
                           ---------     ------     -------   --------  -------------  ---------   --------  --------------
2000

Balance at Jan. 1, 2000    9,661,262     $9,661     $20,272    $ 96,874    $ (2,245)   $(11,996)   $112,566    $
Net Income                                                       11,444                              11,444      11,444
Issuance of common stock     113,350        113       1,690                                           1,803
Treasury Stock Purchased                                                                 (1,120)     (1,120)
Cash dividends on:
   common stock                                                  (1,871)                             (1,871)
Other comprehensive
   income, net of tax
Unrealized loss on
   available for sale
   securities                                                                  (311)                   (311)       (311)
                           ---------     ------     -------    ---------   ---------   ---------   ---------   ---------

Balance at June 30,
  2000                     9,774,612     $9,774     $21,962    $106,447    $ (2,556)   $(13,116)   $122,511
                           =========     ======     =======    =========   =========   =========   =========

Comprehensive Income                                                                                           $ 11,133
                                                                                                               =========



2001

Balance at Jan. 1, 2001    9,807,312     $9,807     $22,606    $115,619    $  7,011    $(13,778)   $141,265    $
Net Income                                                       13,150                              13,150      13,150
Issuance of common stock     145,350        145       3,412                                           3,557
Treasury stock purchased                                                                 (1,094)     (1,094)
Cash dividends on:
   common stock                                                  (2,078)                             (2,078)
Unrealized loss on
   available for sale
   securities net of tax                                                       (890)                   (890)       (890)
                           ---------     ------     -------    ---------   ---------   ---------   ---------   ---------

Balance at June 30,
  2001                     9,952,662     $9,952     $26,018    $126,691      $6,121    $(14,872)   $153,910
                           =========     ======     =======    =========   =========   =========   =========
Comprehensive Income                                                                                           $ 12,260
                                                                                                               =========

See accompanying notes.




                                            MISSISSIPPI VALLEY BANCSHARES, INC.
                                            -----------------------------------
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      -----------------------------------------------
                                                        (UNAUDITED)
                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                   ----------------------------------
                                                                                      2001                    2000
                                                                                   ---------               ----------
                                                                                           (dollars in thousands)
OPERATING ACTIVITIES
--------------------
   Net income                                                                      $  13,150               $  11,444
   Adjustments to reconcile net income to net
      cash provided by operating activities:
       Provision for possible loan losses                                              6,639                   1,330
       Provision for depreciation and amortization                                     2,040                   1,853
       Accretion of discounts and amortization of
          premiums on securities                                                      (1,799)                   (923)
       Realized securities gains, net                                                 (3,561)                   (919)
       Net decrease (increase) in trading account securities                             113                    (565)
       Net decrease (increase) in interest receivable                                  1,571                  (3,638)
       Increase (decrease) in interest payable                                          (973)                    553
       Other, net                                                                     (5,726)                 (4,292)
                                                                                   ----------              ----------

            NET CASH PROVIDED BY
               OPERATING ACTIVITIES                                                   11,454                   4,843
                                                                                   ----------              ----------

INVESTING ACTIVITIES
--------------------
   Proceeds from maturities of held to maturity securities                               230                   3,400
   Purchases of available for sale securities                                       (114,808)               (130,688)
   Purchases of held to maturity securities                                                                  (41,068)
   Proceeds from maturities of available for sale securities                          32,000                  81,000
   Proceeds from sales and paydowns of
     available for sale securities                                                    79,740                  40,767
   Purchases of premises and equipment                                                (1,352)                 (4,455)
   Increase in loans outstanding, net                                                (52,734)               (152,238)
                                                                                   ----------              ----------

            NET CASH USED IN
                INVESTING ACTIVITIES                                                 (56,924)               (203,282)
                                                                                   ----------              ----------

FINANCING ACTIVITIES
--------------------
   Net increase in deposits                                                           42,005                 224,666
   Net increase in repurchase agreements
      and other short-term borrowings                                                 60,244                     191
   Proceeds from sale of common stock                                                  2,814                   1,383
   Purchase of treasury stock                                                         (1,094)                 (1,120)
   Cash dividends                                                                     (2,078)                 (1,871)
                                                                                   ----------              ----------

            NET CASH PROVIDED BY
                FINANCING ACTIVITIES                                                 101,891                 223,249
                                                                                   ----------              ----------

                  INCREASE IN CASH
                    AND CASH EQUIVALENTS                                              56,421                  24,810

Cash and cash equivalents at beginning of period                                      38,913                  84,651
                                                                                   ----------              ----------

                  CASH AND CASH EQUIVALENTS
                     AT END OF PERIOD                                              $  95,334               $ 109,461
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

2.    Comprehensive Income

      Following is a summary of other comprehensive income components and related income tax effects:

                             For the Six Months Ended June 30, 2001
                             --------------------------------------
                                                                          Tax
                                                  Before-Tax            Expense         Net-of-Tax
                                                    Amount             (Benefit)          Amount
                                                  ----------           ---------        ----------
                                                                 (dollars in thousands)
Unrealized gains on available
     for sale securities                            $ 2,192            $  767            $1,425

Less: reclassification adjustment
     for gains realized in net
     income                                           3,561             1,246             2,315
                                                    --------           -------           -------

Net unrealized losses                                (1,369)             (479)             (890)
                                                    --------           -------           -------

Other comprehensive income (loss)                   $(1,369)           $ (479)           $ (890)
                                                    ========           =======           =======
                              For the Six Months Ended June 30, 2000
                              --------------------------------------
                                                                          Tax
                                                  Before-Tax            Expense         Net-of-Tax
                                                    Amount             (Benefit)          Amount
                                                  ----------           ---------        ----------
                                                                (dollars in thousands)
Unrealized gains on
     available for sale securities                  $   441             $ 155            $  286

Less: reclassification adjustment
     for gains realized in net
     income                                             919               322               597
                                                    --------            ------           -------

Net unrealized losses                                  (478)             (167)             (311)
                                                    --------            ------           -------
Other comprehensive income (loss)                   $  (478)            $(167)           $ (311)
                                                    ========            ======           =======

                                       7

3.    Earnings per Share

      Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding.


                                                            Three Months Ended                  Six Months Ended
                                                                 June 30,                           June 30,
                                                       ----------------------------        ----------------------------
                                                          2001              2000              2001               2000
                                                       -----------      -----------        ----------        ----------
                                                                   (dollars in thousands, except per share data)
BASIC:

Average common shares outstanding                       9,456,780         9,355,916         9,420,735         9,341,238
                                                       ===========       ===========       ===========       ===========

Net income                                             $    6,771        $    5,531        $   13,150        $   11,444
                                                       ===========       ===========       ===========       ===========

Basic earnings per common share                        $      .72        $      .60        $     1.40        $     1.23
                                                       ===========       ===========       ===========       ===========

      Diluted earnings per share gives effect to the weighted average shares outstanding and average dilutive common share equivalents outstanding.

                                                           Three Months Ended                    Six Months Ended
                                                                 June 30,                             June 30,
                                                       ----------------------------        ----------------------------
                                                          2001              2000              2001               2000
                                                       ----------        ----------        ----------        ----------
                                                                   (dollars in thousands, except per share data)
DILUTED:

Average common shares outstanding                       9,456,780         9,355,916         9,420,735         9,341,238
Average common stock equivalents of
     options outstanding-based on the
     treasury stock method using market price             122,599            30,825           118,256            44,415
                                                       -----------       -----------       -----------       -----------
                                                        9,579,379         9,386,741         9,538,991         9,385,653
                                                       ===========       ===========       ===========       ===========


Net income                                             $    6,771        $    5,531        $   13,150        $   11,444
                                                       ===========       ===========       ===========       ===========

Diluted earnings per common share                      $      .71        $      .59        $     1.38        $     1.22
                                                       ===========       ===========       ===========       ===========


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

SUMMARY OF EARNINGS
-------------------

      Consolidated net income for the second quarter of 2001 was $6,771,000, up $1,240,000 or 22.4% from $5,531,000 earned during the second quarter of 2000. On a per share basis, net income was $.71 in the second quarter of 2001, up from $.59 in the same period in 2000. Increased net interest income and greater non-interest income were primarily responsible for the improved performance. Partially offsetting those gains was a larger provision for possible loan losses and greater non-interest expense.

      Net income for the first half on 2001 was $13,150,000, up $1,706,000 or 14.9% from $11,444,000 for the first half of 2000. On a per share basis, net income was $1.38, up from $1.22 in the first half of 2000. Greater net interest income and higher non-interest income were reduced by a greater provision for loan losses and higher non-interest expense costs. The Company's loan loss provision was $6,639,000, up from $1,330,000 for the first six months of 2000 primarily because of net loan charge-offs of $2,818,000 in 2001, compared with net loan recoveries of $557,000 in 2000. Total non-interest income was $10,026,000 for the first six months of 2001, up from $6,119,000 in the same period in 2000 due primarily to greater gains on sales of investment securities and increased gains on interest rate derivative contract transactions. Total non-interest expenses were $17,527,000 for the first six months of 2001, up from $15,652,000 for the same period in 2000 due to overall Company growth and operating costs for the new Phoenix bank which opened in December, 2000.

      For the quarter and six months ended June 30, 2001, the Company's return on average assets was 1.35% and 1.33% compared with 1.30% and 1.40% in the same periods in 2000, respectively. At June 30, 2001, total equity capital was $153,910,000, up from $122,511,000 at June 30, 2000. The Company's return on average equity was 17.59% and 17.50% for the quarter and six months ended June 30, 2001, down from 18.35% and 19.30% for the same periods in 2000, respectively. Total assets were $2,021,996,000 with loans up to $1,423,351,000 at the end of June 2001.

NET INTEREST INCOME
-------------------

      The following discussion and tables set forth the composition of average interest-earning assets and interest-earning liabilities along with accompanying interest income, expense, yields and rates, on a tax-equivalent basis. The tax-equivalent adjustments were approximately $68,000, $70,000, $138,000 and $143,000 for the three months and the six months ended June 20, 2001 and 2000, respectively. Net interest income on a tax-equivalent basis, divided by average interest earning assets represents the Company's net interest margin.

THREE MONTHS ENDED JUNE 30, 2001 AND 2000
------------------------------------------

      Total tax-equivalent interest income for the three months ended June 30, 2001 was $36,857,000, up $2,331,000 compared to the same period in 2000.
The $201 million increase in the volume of average loans and $72 million increase in investment securities were primarily responsible for the increase in interest earnings for the second quarter. Off-setting the large portion of the interest earnings growth due to greater volume were the lower yields earned on nearly all assets. Overall asset yields were 7.68% in the second quarter of 2001, down 87 basis points from 8.55% earned in the same period in 2000. Funding the Company's loan growth were increased money market deposits and long-term borrowings from the Federal Home Loan Bank.

      Total interest expense for the second quarter of 2001 was $18,715,000, down $1,333,000 from $20,048,000 in the second three months of 2000. The effects of the increased volume of deposits and long-term debt were more than offset by the lower rates paid on nearly all interest bearing liabilities in the second quarter of 2001. Rates paid on total interest bearing liabilities declined to 4.41% in 2001 compared with 5.59% in the second quarter of 2000.

      Overall tax-equivalent net interest income increased $3,665,000 due to the combination of greater interest earnings and lower interest expense. The Company's net interest margin rose to 3.78%, up 20 basis points from 3.58% in the same period in 2000.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000
---------------------------------------

      Total tax-equivalent interest income for the first six months of 2001 was $75,270,000, up $9,646,000 from $65,624,000 in the same period in 2000.
The $342 million increase in interest earning assets, 2/3 of which was loans, was primarily responsible for generating the increase in interest earnings from 2000 to 2001. Overall asset yields declined to 7.98% in 2001 from 8.46% in the first half of 2000, primarily as a result of the decline in market interest rates. Funding the asset growth in the first half of 2001 were increased money market accounts and additional long-term borrowings. The majority of the increased money market deposits were raised during the promotion in the second and third quarters of 2000, while the additional long-term debt resulted from advances negotiated with the Federal Home Loan Bank early in the first quarter of 2001.

      Total interest expense for the first half on 2001 was $40,254,000, up $3,805,000 from $36,449,000 in the same period in 2000. Nearly half of the increase in interest expense, resulting from greater interest bearing liabilities, was offset by the lower rates paid for these funds in 2001. Overall rates paid on total interest bearing liabilities declined to 4.82% from 5.31% in the first six months of 2000.

      In summary, total tax equivalent net interest income increased $5,841,000 as the increased interest income was partially offset by the interest expense increase. The Company's net interest margin for the first six months of 2001 was 3.71%, down slightly from 3.76% in the same period in 2000.

                                          AVERAGE BALANCES, INTEREST AND RATES
                                                                      THREE MONTHS ENDED JUNE 30,
                                           ---------------------------------------------------------------------------
                                                             2001                                 2000
                                           ------------------------------------    -----------------------------------
                                                           INTEREST                             INTEREST
                                              AVERAGE       INCOME/      YIELD/     AVERAGE      INCOME/        YIELD/
                                              BALANCE       EXPENSE       RATE      BALANCE      EXPENSE         RATE
                                           ------------    --------      ------     -------     --------        ------
                                                                      (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans(1) (2)
    Taxable                                 $1,410,059     $29,315        8.34%   $1,208,734      $27,534        9.16%
    Tax-exempt(3)                                1,966          53       10.92         2,000           54       10.95
  Held to maturity securities
    Taxable                                     83,851       1,391        6.64.       88,523        1,433        6.48
    Tax-exempt(3)                                6,729         167        9.91         6,850          172       10.04
  Available for sale securities                342,452       5,015        5.86       265,866        4,504        6.79
  Trading account securities                     1,198          18        6.22         1,187           22        7.50
  Federal Funds sold and other short-
    term investments                            76,888         898        4.69        48,845          807        6.64
                                            -----------    --------               -----------     --------
      Total interest-earning assets          1,923,143      36,857        7.68     1,622,005       34,526        8.55
                                                           --------                               --------
Noninterest-earning assets:
  Cash and due from banks                       32,036                                33,179
  Bank premises and equipment                   41,234                                40,291
  Other assets                                  34,647                                34,140
  Allowance for possible loan losses           (25,985)                              (22,944)
                                            -----------                           -----------
      Total assets                          $2,005,075                            $1,706,671
                                            ===========                           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  NOW accounts                                 $30,124     $    76        1.01%   $   27,864      $    76        1.10%
  Money market accounts                      1,118,424      11,332        4.06       863,711       12,649        5.89
  Savings deposits                              29,227         216        2.96        27,751          203        2.95
  Time deposits of $100,000 or more             51,501         673        5.24        52,534          721        5.52
  Other time deposits                          305,174       4,360        5.73       361,716        4,791        5.33
                                            -----------    --------               -----------     --------
      Total interest-bearing deposits        1,534,450      16,657        4.35     1,333,576       18,440        5.56
  Federal funds purchased, repurchase
    agreements and other short-term
    borrowings                                  52,608         486        3.71        94,170        1,304        5.57
  Long-term borrowings                         100,000       1,327        5.32
  Guaranteed Preferred Beneficial
    Interests in Subordinated Debentures        14,950         245        6.57        14,950          304        8.14
                                            -----------    --------               -----------     --------
      Total interest-bearing liabilities     1,702,008      18,715        4.41     1,442,696       20,048        5.59
                                                           --------                               --------
Noninterest-bearing liabilities:
  Demand deposits                              140,430                               134,703
  Other liabilities                              8,666                                 8,737
Shareholders' equity                           153,971                               120,535
                                            -----------                           -----------
      Total liabilities and
        shareholders' equity                $2,005,075                            $1,706,671
                                            ===========                           ===========
      Net interest income                                  $18,142                                $14,478
                                                           ========                               ========
      Net interest margin                                                 3.78%                                  3.58%
                                                                         ======                                 ======

-----------------------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received.
(2) Interest income on loans includes loan fees, which were not material to any period presented.
(3) Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $68,000 and $70,000 for the three months ended June 30, 2001 and 2000, respectively.

                                       11


                                           AVERAGE BALANCES, INTEREST AND RATES
                                                                      SIX MONTHS ENDED JUNE 30,
                                           -----------------------------------------------------------------------------
                                                           2001                                     2000
                                           -----------------------------------   ---------------------------------------
                                                         INTEREST                                INTEREST
                                            AVERAGE       INCOME/      YIELD/       AVERAGE       INCOME/         YIELD/
                                            BALANCE       EXPENSE       RATE        BALANCE       EXPENSE          RATE
                                           ---------     --------      ------       -------       -------         ------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
      Loans(1) (2)
              Taxable                      $1,394,095     $59,830        8.65%    $1,164,691      $52,522          9.06%
              Tax-exempt(3)                     1,972         107       10.92          2,000          109         10.95
      Held to maturity securities
              Taxable                          83,796       2,781        6.64         82,492        2,656          6.44
              Tax-exempt(3)                     6,790         337        9.93          6,969          350         10.06
      Available for sale securities           325,624       9,965        6.13        265,695        8,847          6.67
      Trading account securities                1,258          38        6.15          1,298           46          7.09
      Federal Funds sold and other short-                                5.22
           term investments                    85,506       2,212        7.98         34,229        1,094          6.43
                                           -----------    --------                -----------     --------
              Total interest-
                earning assets              1,899,041      75,270                  1,557,374       65,624          8.46
                                                          --------                                --------
Noninterest-earning assets:
      Cash and due from banks                  32,149                                 31,587
      Bank premises and equipment              41,295                                 39,516
      Other assets                             33,972                                 33,176
      Allowance for possible loan losses      (25,328)                               (22,397)
                                           -----------                            -----------
              Total assets                 $1,981,129                             $1,639,256
                                           ===========                            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
      NOW accounts                         $   29,411     $   150        1.03%    $   27,396      $   151          1.11%
      Money market accounts                 1,107,556      25,248        4.60        784,955       21,400          5.48
      Savings deposits                         28,652         422        2.97         27,884          411          2.96
      Time deposits of $100,000 or more        52,180       1,465        5.66         52,727        1,426          5.44
      Other time deposits                     302,323       8,753        5.84        369,119        9,667          5.27
                                           -----------    --------                -----------     --------
              Total interest-bearing
                deposits                    1,520,122      36,038        4.78      1,262,081       33,055          5.30
      Federal funds purchased, repurchase
           agreements and other short-term
           borrowings                          55,096       1,235        4.52        104,352        2,810          5.42
      Long-term borrowings                     92,652       2,432        5.29
      Guaranteed Preferred Beneficial
          Interests in Subordinated
            debentures                         14,950         549        7.34         14,950          584          7.81
                                           -----------    --------                -----------     --------
              Total interest-bearing
                liabilities                 1,682,820      40,254        4.82      1,381,383       36,449          5.31
                                                          --------                                --------
Noninterest-bearing liabilities:
      Demand deposits                         139,223                                131,050
      Other liabilities                         8,783                                  8,231
Shareholders' Equity                          150,303                                118,592
                                           -----------                            -----------
              Total liabilities and
                 shareholders' equity      $1,981,129                             $1,639,256
                                           ===========                            ===========
              Net interest income                         $35,016                                 $29,175
                                                          ========                                ========
              Net interest margin                                        3.71%                                     3.76%
                                                                        ======                                    ======


---------------------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received.
(2) Interest income on loans includes loan fees, which were not material to any period presented.
(3) Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $138,000 and $143,000 for the six months ended June 30, 2001 and 2000, respectively.

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



                            CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES

                                                      THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                         JUNE 30, 2001                         JUNE 30, 2001
                                                          COMPARED TO                           COMPARED TO
                                                         JUNE 30, 2000                         JUNE 30, 2000
                                            ------------------------------------    ------------------------------------
                                                            INCREASE (DECREASE) ATTRIBUTABLE TO CHANGE IN:
                                            ----------------------------------------------------------------------------
                                                           YIELD/         NET                      YIELD/         NET
                                             VOLUME         RATE        CHANGE        VOLUME        RATE         CHANGE
                                            -------       --------     --------     --------     ----------     ---------
                                                                       (DOLLARS IN THOUSANDS)
INTEREST EARNED ON:
      Loans(1) (2)                           $4,375       $(2,595)     $ 1,780       $ 9,847      $(2,541)       $7,306
      Held to maturity securities:
              Taxable                           (76)           34          (42)           42           83           125
              Tax-exempt(1)                      (3)           (2)          (5)           (9)          (4)          (13)
      Available for sale securities           1,181          (670)         511         1,869         (751)        1,118
      Trading account securities                               (4)          (4)           (1)          (7)           (8)
      Federal funds sold and other short-
           term investments                     374          (283)          91         1,358         (240)        1,118
                                             -------      --------     --------      --------     --------       -------
                  Total interest income       5,851        (3,520)       2,331        13,106       (3,460)        9,646
                                             -------      --------     --------      --------     --------       -------

INTEREST PAID ON:
      NOW accounts                                6            (6)                        10          (11)           (1)
      Money market accounts                   3,197        (4,514)      (1,317)        7,693       (3,845)        3,848
      Savings                                    12             1           13            10            1            11
      Time deposits of $100,000 or more         (13)          (35)         (48)          (16)          55            39
      Other time deposits                      (779)          348         (431)       (1,878)         964          (914)
      Federal funds purchased, repurchase
           agreements and other short-term
           borrowings                          (358)         (460)        (818)       (1,553)         (22)       (1,575)
      Long-term borrowings                    1,398          (130)       1,268         2,607         (210)        2,397
                                             -------      --------     --------      --------     --------       -------
                  Total interest expense      3,463        (4,796)      (1,333)        6,873       (3,068)        3,805
                                             -------      --------     --------      --------     --------       -------
                  Net interest income        $2,388       $ 1,276      $ 3,664       $ 6,233      $  (392)       $5,841
                                             =======      ========     ========      ========     ========       =======

---------------------------
(1) Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The approximate tax equivalent adjustments were $68,000, $70,000, $138,000 and $143,000 for the three months ended June 30, 2001 and 2000, and for the six months ended June 30, 2001 and 2000, respectively.

(2)   Average balances included nonaccrual loans.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

The provision for possible loan losses for the second quarter of 2001 was $4,103,000, up from $561,000 last year. For the first half of 2001 the provision for possible loan losses was $6,639,000, up from $1,330,000 for the same period in 2000. A combination of economic uncertainty, net loan recoveries of $557,000 in 2000 and net loan charge-offs of $2,818,000 in 2001 resulted in the increased loan loss provision expense for 2001.

The allowance for possible loan losses was $27,837,000 or 1.96% of loans outstanding at June, 30, 2001. This compared to $24,016,000, or 1.75% of loans at the end of 2000, and $23,536,000 or 1.87% of loans outstanding at June 30, 2000. In management's judgement, the allowance for possible loan losses is considered adequate to absorb potential losses in the loan portfolio.

The following table summarizes, for the periods indicated, activity in the allowance for possible loan losses:


                                Summary of Loan Loss Experience and Related Information
                                -------------------------------------------------------
                                                           Three Months Ended                 Six Months Ended
                                                                June 30,                          June 30,
                                                    -----------------------------      -----------------------------
                                                       2001             2000               2001              2000
                                                    ----------        ----------       ------------      ------------
                                                                           (dollars in thousands)
Allowance for possible loan losses
       (beginning of period)                        $   25,159        $   22,570        $   24,016        $   21,649
Loans charged off                                       (2,452)              (15)           (4,428)             (647)
Recoveries of loans previously
     charged off                                         1,027               420             1,610             1,204
                                                    -----------       -----------       -----------       -----------
             Net loans (charged off) recoveries         (1,425)              405            (2,818)              557
                                                    -----------       -----------       -----------       -----------
Provision for possible loan losses                       4,103               561             6,639             1,330
                                                    -----------       -----------       -----------       -----------
Allowance for possible loan losses
     (end of period)                                $   27,837        $   23,536        $   27,837        $   23,536
                                                    ===========       ===========       ===========       ===========

Loans outstanding:
       Average                                      $1,412,025        $1,210,734        $1,396,067        $1,166,691
       End of period                                 1,423,351         1,257,293         1,423,351         1,257,293

Ratio of allowance for possible
    loan losses to loans outstanding:
       Average                                            1.97%             1.94%             1.99%             2.02%
       End of period                                      1.96              1.87              1.96              1.87

Ratio of net charge-offs to
    average loans outstanding, annualized:                 .40     not meaningful              .40     not meaningful



      The following table summarizes nonperforming assets at the dates indicated:


                                                  June 30,        December 31,        June 30,
                                                    2001             2000               2000
                                                 ----------      -------------       -----------
                                                             (dollars in thousands)
Nonaccrual loans                                 $    9,226        $    8,547        $    2,228
Loans past due 90 days or more                            1               554                34
Restructured loans                                      256               227               170
                                                 -----------       -----------       -----------
       Total nonperforming loans                      9,483             9,328             2,432
Other real estate                                        10                10                10
                                                 -----------       -----------       -----------
       Total nonperforming assets                $    9,493        $    9,338        $    2,442
                                                 ===========       ===========       ===========
Loans, net of unearned discount                  $1,423,351        $1,373,435        $1,257,293
Allowance for possible loan
    losses to loans                                    1.96%             1.75%             1.87%
Nonperforming loans to loans                            .67               .68               .19
Allowance for possible loan losses
    to nonperforming loans                           293.55            257.46            967.76
Nonperforming assets to loans
    and foreclosed assets                               .67               .68               .19



NONINTEREST INCOME
------------------

For the second quarter of 2001 total noninterest income was $5,516,000, up from $2,896,000 in the same period in 2000. The Company had trading profits of $2,864,000 on interest-rate derivative contract transactions in the second quarter of 2001, up from $632,000 on similar activities in the second three months of 2000. Securities sales generated net gains of $157,000 in 2001 while there were no securities sales in the second quarter of 2000. Service charges on deposit accounts, operating lease income and commissions and fees from customer securities activities were also up in 2001 compared with 2000.

For the first six months of 2001, total noninterest income was $10,026,000, up from $6,119,000 in the first half of 2000. Net gains on interest-rate derivative trading activities generated profits of $1,516,000 in 2001 compared with $632,000 in 2000. Net gains of $3,561,000 were realized on securities sales in 2001 versus net gains of $919,000 on sales of available for sale securities in the first half of 2000. Other portions of 2001 noninterest income including service charges on deposit accounts, leasing income and fees from customer securities activities were also up from 2000 levels. Offsetting a portion of these advances was a $580,000 write-down of certain investments in our venture capital subsidiary.

NONINTEREST EXPENSE
-------------------

Total noninterest expense for the second quarter of 2001 was $8,861,000, up $915,000 from $7,946,000 in the second three months of 2000. For the first half of 2001 total noninterest expenses were $17,527,000, up $1,875,000 from the same period in 2000. Overall Company growth and operating costs for the new Phoenix, Arizona bank were primarily responsible for the increase.

CAPITAL MANAGEMENT AND RESOURCES
--------------------------------

      As of June 30, 2001, the Company's total shareholders' equity was $153.9 million. New capital was provided by the Company's net earnings and by the exercise of stock options. Offsetting the Company's capital accumulation were the payments of cash dividends on common stock and the repurchase of 35,800 shares of common stock in connection with the Company's stock repurchase plan.

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

      These regulatory guidelines require that Tier 1 capital equal or exceed 4.00% of risk-weighted assets, and that the risk-based capital ratio equal or exceed 8.00%. As of June 30, 2001 and December 31, 2000 the Company's Tier 1 capital was 10.48% and 10.19% of risk-weighted assets, and total risk-based capital was 11.73% and 11.44% of risk-weighted assets, respectively.

     The minimum acceptable ratio of Tier 1 capital to total assets, or leverage ratio, has been established at 3.00%. As of June 30, 2001 and December 31, 2000, the Company's leverage ration was 8.16% and 8.11%, respectively.

      Management believes that a strong capital position provided by a mix of equity and long-term debt is essential. It provides safety and security for depositors, and enhances Company value for shareholders by providing opportunities for growth with the selective use of leverage.

PART II. OTHER INFORMATION
--------------------------


ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

On April 18, 2001 at the Company's Annual Meeting of Stockholders, stockholders took the following actions:
         a. Elected or re-elected all Management nominees to the Board of Directors. Vote tallies were as follows:

                                               Votes              Votes
                                             In Favor           Abstaining
                                            ----------          ----------

               John T. Baumstark             7,780,748           332,659
               Linn H. Bealke                7,565,881           547,526
               Theodore P. Desloge, Jr.      8,052,707            60,700
               Donna D. Lambert              8,050,765            62,642
               Michael D. Latta              8,052,707            60,700

         b. Ratified the selection of Ernst & Young, LLP as independent accountants for 2001 with 8,094,786 shares voted in favor, 15,092 shares voted against and 3,529 shares abstained.




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




                                    MISSISSIPPI VALLEY BANCSHARES, INC.
                                    ------------------------------------------
                                                 (Registrant)


Date:    August 11, 2001                     /s/ Paul M. Strieker
         ---------------                     ---------------------------------

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