Form 10-Q
period 2001-09-30
MISSISSIPPI VALLEY BANCSHARES INC
filed 2001-11-14
CIK 809352

                                  FORM 10-Q

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2001
                                ----------------------------------------------

                                      OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to
                                ---------------------    ---------------------

                                Commission file number      0-22008
                                                           ------------

                     MISSISSIPPI VALLEY BANCSHARES, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                       MISSOURI                                43-1336298
-----------------------------------------------------   ----------------------
           (State or other jurisdiction of                (I.R.S. Employer
            incorporation or organization)                 Identification No.)

      13205 Manchester Road, St. Louis, Missouri                 63131
-----------------------------------------------------   ----------------------
       (Address of principal executive offices)               (Zip Code)


(Registrant's telephone number, including area code)      (314) 543-3512
                                                         ----------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes    X      No       .
                                                          ---           ---


    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF OCTOBER 29, 2001:


Common Stock, $1.00 par value                                 9,359,212
-----------------------------                           ----------------------
            Class                                          Number of Shares

           THIS DOCUMENT CONSTITUTES PART OF A PROSPECTUS COVERING SECURITIES THAT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933.

                     MISSISSIPPI VALLEY BANCSHARES, INC.
                     -----------------------------------

                                    INDEX
                                    -----

                                                                     Page No.
                                                                    ----------

PART I.   FINANCIAL INFORMATION
          -----------------------------

          ITEM 1. Financial Statements

                  Condensed Consolidated Balance Sheets --
                     September 30, 2001 and December 31, 2000            3

                  Condensed Consolidated Statements of
                     Income -- Quarters Ended September 30, 2001
                     and September 30, 2000                              4

                  Consolidated Statements of Changes in
                     Shareholders' Equity -- Nine Months
                     Ended September 30, 2001 and September 30, 2000     5

                  Condensed Consolidated Statements of
                     Cash Flows -- Nine Months Ended
                     September 30, 2001 and September 30, 2000           6

                  Notes to Condensed Consolidated
                     Financial Statements                               7-8


          ITEM 2. Management's Discussion and Analysis
                      of Results of Operations and
                      Financial Condition                              9-16


PART II.  OTHER INFORMATION
          -----------------------------

          ITEM 6   Exhibits and Reports on Form 8-K                     17

SIGNATURE                                                               18
---------

PART I. FINANCIAL INFORMATION
-----------------------------


  ITEM 1.                                   FINANCIAL STATEMENTS
  ------                                    --------------------

                                    MISSISSIPPI VALLEY BANCSHARES, INC.
                                    -----------------------------------

                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                   -------------------------------------

                                                                 September 30,            December 31,
                                                                      2001                    2000
                                                                                         (Derived from
                                                                  (Unaudited)         Audited Statements)
                                                               --------------         -------------------
                                                                       (dollars in thousands)
ASSETS
------
   Cash and due from banks                                       $    42,566             $    38,273
   Federal funds sold                                                123,000                     640
   Held to maturity securities
      (fair value of $90,618 and
          $93,075, respectively)                                      85,787                  90,597
   Available for sale securities                                     331,865                 331,842
   Trading account securities                                          1,543                     659
   Loans, net of
     unearned income                                               1,426,347               1,373,435
   Allowance for possible loan losses                                 26,291                  24,016
                                                                -------------           -------------
                    Net loans                                      1,400,056               1,349,419
   Premises and equipment                                             40,749                  41,146
   Other assets                                                       52,489                  36,323
                                                                -------------           -------------

                                       TOTAL ASSETS              $ 2,078,055             $ 1,888,899
                                                                =============           =============
LIABILITIES
-----------
   Deposits:
      Non-interest bearing                                          $158,993                $150,218
      Interest bearing                                             1,558,171               1,486,013
                                                                -------------           -------------
          Total deposits                                           1,717,164               1,636,231
   Securities sold under agreements
     to repurchase                                                    47,675                  59,705
   Other short-term borrowings                                        16,532                  27,637
   Long term borrowings                                              100,000
   Guaranteed preferred beneficial interests
      in subordinated debentures                                      14,950                  14,950
   Other liabilities                                                  28,245                   9,111
                                                                -------------           -------------

                                  TOTAL LIABILITIES                1,924,566               1,747,634
                                                                -------------           -------------
SHAREHOLDERS' EQUITY
--------------------
   Common stock-par value $1
      Authorized 20,000,000 shares,
        issued 9,989,912 in 2001
        and 9,807,312 in 2000                                          9,990                   9,807
   Capital surplus                                                    27,069                  22,606
   Retained earnings                                                 132,370                 115,619
   Accumulated other comprehensive income                              5,402                   7,011
   Treasury stock, at cost, 645,200 shares
    at September 30, 2001 and 437,400 shares
    at December 31, 2000                                             (21,342)                (13,778)
                                                                -------------           -------------
      TOTAL SHAREHOLDERS' EQUITY                                     153,489                 141,265
                                                                -------------           -------------

      TOTAL LIABILITIES AND
                  SHAREHOLDERS' EQUITY                           $ 2,078,055             $ 1,888,899
                                                                =============           =============

See accompanying notes.

                                    MISSISSIPPI VALLEY BANCSHARES, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                (UNAUDITED)

                                                                 Quarter Ended             Nine Months Ended
                                                                  September 30               September 30
                                                           -------------------------   ------------------------
                                                              2001           2000         2001          2000
                                                           ----------     ----------   ----------    ----------
                                                               (dollars in thousands, except per share data)

Interest income:
   Interest and fees on loans                               $ 27,579       $ 29,344     $ 87,478      $ 81,937
   Held to maturity securities:
      Taxable                                                  1,340          1,449        4,121         4,105
      Tax-exempt                                                 117            120          354           366
   Available for sale securities                               5,083          5,062       15,048        13,909
   Other                                                         669            654        2,919         1,793
                                                           ----------     ----------   ----------    ----------

                              TOTAL INTEREST INCOME           34,788         36,629      109,920       102,110
                                                           ----------     ----------   ----------    ----------

Interest expense:
   Deposits                                                   14,671         20,721       50,709        53,776
   Short-term borrowings                                         356            923        1,591         3,733
   Long-term borrowings                                        1,562            301        4,543           885
                                                           ----------     ----------   ----------    ----------

                             TOTAL INTEREST EXPENSE           16,589         21,945       56,843        58,394
                                                           ----------     ----------   ----------    ----------

                                NET INTEREST INCOME           18,199         14,684       53,077        43,716
Provision for possible loan losses                             1,006          1,230        7,645         2,560
                                                           ----------     ----------   ----------    ----------

                       NET INTEREST INCOME AFTER
              PROVISION FOR POSSIBLE LOAN LOSSES              17,193         13,454       45,432        41,156
                                                           ----------     ----------   ----------    ----------

Other income:
   Service charges                                               626            561        1,927         1,657
   Securities gains/(losses), net on:
      Sales of available for sale securities                   8,487            229       12,048         1,148
   Trading profits/(losses) and commissions                   (7,817)           261       (4,873)        1,889
   Other                                                       1,383          2,028        3,603         4,504
                                                           ----------     ----------   ----------    ----------
                                                               2,679          3,079       12,705         9,198
                                                           ----------     ----------   ----------    ----------

Other expenses:
   Employee compensation and
      other benefits                                           4,334          3,874       13,247        11,251
   Net occupancy                                                 660            618        2,017         1,812
   Equipment                                                     773            597        2,150         1,923
   Advertising                                                   413            312        1,252         1,211
   Other                                                       2,817          2,440        7,858         7,296
                                                           ----------     ----------   ----------    ----------
                                                               8,997          7,841       26,524        23,493
                                                           ----------     ----------   ----------    ----------

                      INCOME BEFORE INCOME TAXES              10,875          8,692       31,613        26,861
Income taxes                                                   3,970          3,213       11,558         9,938
                                                           ----------     ----------   ----------    ----------

                                         NET INCOME         $  6,905       $  5,479     $ 20,055      $ 16,923
                                                           ==========     ==========   ==========    ==========

Earnings per common share:
      Basic                                                 $    .73       $    .58     $   2.13      $   1.81
      Diluted                                               $    .72       $    .58     $   2.10      $   1.80

See accompanying notes.


                                         MISSISSIPPI VALLEY BANCSHARES, INC.
                                         -----------------------------------
                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             ----------------------------------------------------------
                                      YEAR TO DATE SEPTEMBER 30, 2001 AND 2000
                                                    (UNAUDITED)

                                             (Dollars in Thousands)
                                                                             Accu-
                                                                            mulated
                                                                             Other
                                                                            Compre-                Total
                                                                            hensive                Share-      Compre-
                                    Common Stock       Capital   Retained    Income    Treasury   holders'     hensive
                                  Shares     Amount    Surplus   Earnings    (Loss)     Stock      Equity      Income
                                ----------- --------  --------- ---------- ---------  ----------  ----------  ---------

2000

Balance at Jan. 1, 2000          9,661,262   $9,661    $20,272   $ 96,874   $(2,245)   $(11,996)   $112,566    $
Net Income                                                         16,923                            16,923     16,923
Issuance of common stock           132,750      133      1,943                                        2,076
Treasury Stock Purchased                                                                 (1,218)     (1,218)
Cash dividends on:
  common stock                                                     (2,809)                           (2,809)
Other comprehensive income,
  net of tax
Unrealized loss on available
  for sale securities                                                         2,391                   2,391      2,391
                                ----------- --------  --------- ---------- ---------  ----------  ----------  ---------

Balance at September 30,
 2000                            9,794,012   $9,794    $22,215   $110,988   $   146    $(13,214)   $129,929
                                =========== ========  ========= ========== =========  ==========  ==========
Comprehensive Income                                                                                           $19,314
                                                                                                              =========




2001

Balance at Jan. 1, 2001          9,807,312   $9,807    $22,606   $115,619   $ 7,011    $(13,778)   $141,265    $
Net Income                                                         20,055                            20,055     20,055
Issuance of common stock           182,600      183      4,463                                        4,646
Treasury stock purchased                                                                 (7,564)     (7,564)
Cash dividends on:
  common stock                                                     (3,304)                           (3,304)
Unrealized loss on available
  for sale securities,
  net of tax                                                                 (1,073)                 (1,073)    (1,073)
Unrealized loss on hedging
  activities, net of tax                                                       (536)                   (536)      (536)
                                ----------- --------  --------- ---------- ---------  ----------  ----------  ---------

Balance at September 30,
 2001                            9,989,912   $9,990    $27,069   $132,370   $ 5,402    $(21,342)   $153,489
                                =========== ========  ========= ========== =========  ==========  ==========
Comprehensive Income                                                                                           $18,446
                                                                                                              =========

See accompanying notes.

                                 MISSISSIPPI VALLEY BANCSHARES, INC.
                                 -----------------------------------
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           -----------------------------------------------
                                             (UNAUDITED)
                                                                           Nine Months Ended
                                                                             September 30,
                                                                 -----------------------------------
                                                                    2001                    2000
                                                                 -----------             -----------
                                                                         (dollars in thousands)

OPERATING ACTIVITIES
--------------------
  Net income                                                      $  20,055               $  16,923
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for possible loan losses                                7,645                   2,560
    Provision for depreciation and amortization                       3,114                   2,799
    Accretion of discounts and amortization of
     premiums on securities                                          (3,544)                 (1,179)
    Realized securities gains, net                                  (12,048)                 (1,148)
    Net increase in trading account securities                         (884)                   (715)
    Net decrease (increase) in interest receivable                    5,808                  (4,392)
    Increase (decrease) in interest payable                          (1,412)                    771
    Other, net                                                       (1,357)                   (263)
                                                                 -----------             -----------

                  NET CASH PROVIDED BY
                    OPERATING ACTIVITIES                             17,377                  15,356
                                                                 -----------             -----------

INVESTING ACTIVITIES
--------------------
  Proceeds from maturities of held to maturity securities             5,230                   7,400
  Purchases of available for sale securities                       (289,649)               (215,895)
  Purchases of held to maturity securities                          (48,083)
  Proceeds from maturities of available for sale securities          82,000                  88,000
  Proceeds from sales and paydowns of
   available for sale securities                                    221,149                  58,665
  Purchases of premises and equipment                                (1,770)                 (5,226)
  Increase in loans outstanding, net                                (58,282)               (189,561)
                                                                 -----------             -----------

                  NET CASH USED IN
                    INVESTING ACTIVITIES                            (41,322)               (304,700)
                                                                 -----------             -----------

FINANCING ACTIVITIES
--------------------
  Net increase in deposits                                           80,933                 268,514
  Net decrease in repurchase agreements
   and other short-term borrowings                                  (23,135)                (22,845)
  Net increase in long term borrowings                              100,000
  Proceeds from sale of common stock                                  3,668                   1,656
  Purchase of treasury stock                                         (7,564)                 (1,218)
  Cash dividends                                                     (3,304)                 (2,809)
                                                                 -----------             -----------

                  NET CASH PROVIDED BY
                    FINANCING ACTIVITIES                            150,598                 243,298
                                                                 -----------             -----------

                     INCREASE IN CASH
                      AND CASH EQUIVALENTS                          126,653                 (46,046)

Cash and cash equivalents at beginning of period                     38,913                  84,651
                                                                 -----------             -----------

                     CASH AND CASH EQUIVALENTS
                       AT END OF PERIOD                           $ 165,566               $  38,605
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

2.     Comprehensive Income

       Following is a summary of other comprehensive income components and related income tax effects:

                                For the Nine Months Ended September 30, 2001
                                --------------------------------------------
                                                   Before-Tax              Tax               Net-of-Tax
                                                     Amount         Expense (Benefit)          Amount
                                                   ---------        -----------------        ----------
                                                                   (dollars in thousands)
Unrealized gains on available
   for sale securities                              $10,398              $ 3,640              $ 6,758
Less: Reclassification adjustment
   for gains realized in net
   income                                            12,048                4,217                7,831

Unrealized loss on hedging activity                     825                  289                  536
                                                   ---------             --------            ---------

Net unrealized losses                                (2,475)                (866)              (1,609)
                                                   ---------             --------            ---------

Other comprehensive income (loss)                   $(2,475)              $ (866)             $(1,609)
                                                   =========             ========            =========

                                For the Nine Months Ended September 30, 2000
                                --------------------------------------------
                                                                           Tax
                                                   Before-Tax            Expense             Net-of-Tax
                                                     Amount             (Benefit)              Amount
                                                   ---------            ---------            ----------
                                                                   (dollars in thousands)
Unrealized gains on
   available for sale securities                    $ 4,826              $ 1,689              $ 3,137
Less: reclassification adjustment
   for gains realized in net
   income                                             1,148                  402                  746
                                                   ---------             --------            ---------

Net unrealized gains                                  3,678                1,287                2,391
                                                   ---------             --------            ---------
Other comprehensive
   income (loss)                                    $ 3,678              $ 1,287              $ 2,391
                                                   =========             ========            =========

3.     Earnings per Share

       Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding.

                                                        Three Months Ended            Nine Months Ended
                                                          September 30,                 September 30,
                                                   ----------------------------  ----------------------------
                                                       2001           2000           2001           2000
                                                   -------------  -------------  -------------  -------------
                                                         (dollars in thousands, except per share data)
BASIC:

Average common shares outstanding                     9,429,581      9,372,781      9,423,716      9,351,829
                                                   =============  =============  =============  =============

Net income                                          $     6,905    $     5,479    $    20,055    $    16,923
                                                   =============  =============  =============  =============

Basic earnings per common share                     $       .73    $       .58    $      2.13    $      1.81
                                                   =============  =============  =============  =============


       Diluted earnings per share gives effect to the weighted average shares outstanding and average dilutive common share equivalents outstanding.


                                                        Three Months Ended            Nine Months Ended
                                                          September 30,                 September 30,
                                                   ----------------------------  ----------------------------
                                                       2001           2000           2001           2000
                                                   -------------  -------------  -------------  -------------
                                                         (dollars in thousands, except per share data)
DILUTED:

Average common shares outstanding                     9,429,581      9,372,781      9,423,716      9,351,829
Average common stock equivalents of
   options outstanding-based on the
   treasury stock method using market price             126,535         40,287        121,046         43,029
                                                   -------------  -------------  -------------  -------------
                                                      9,556,116      9,413,068      9,544,762      9,394,858
                                                   =============  =============  =============  =============


Net income                                          $     6,905    $     5,479    $    20,055    $    16,923
                                                   =============  =============  =============  =============

Diluted earnings per common share                   $       .72    $       .58    $      2.10    $      1.80
                                                   =============  =============  =============  =============

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

SUMMARY OF EARNINGS
-------------------

      Consolidated net income for the third quarter of 2001 was $6,905,000, up $1,426,000 or 26.0% from $5,479,000 earned during the third quarter of 2000. On a per share basis, net income was $.72 in the third quarter of 2001, up from $.58 in the same period in 2000. Increased net interest income was primarily responsible for the improved performance.

      Net income for the first nine months of 2001 was $20,055,000, up $3,132,000 or 18.5% from $16,923,000 for the first nine months of 2000. On a per share basis, net income was $2.10, up from $1.80 in the first nine months of 2000. Greater net interest income and higher noninterest income were partially offset by a greater provision for loan losses and higher noninterest expense costs. The Company's loan loss provision was $7,645,000, up from $2,560,000 for the first nine months of 2000 primarily because of net loan charge-offs of $5,370,000 in 2001, compared with net charge-offs of $1,631,000 in 2000. Total noninterest income was $12,705,000 for the first nine months of 2001, up from $9,198,000 in the same period in 2000 due primarily to greater gains on sales of investment securities. Total noninterest expenses were $26,524,000 for the first nine months of 2001, up from $23,493,000 for the same period in 2000 due to overall Company growth and operating costs for the new Phoenix bank which opened in December, 2000.

      For the quarter and nine months ended September 30, 2001, the Company's return on average assets was 1.36% and 1.34% compared with 1.23% and 1.34% in the same periods in 2000, respectively. At September 30, 2001, total equity capital was $153,489,000, up from $129,929,000 at September 30, 2000. The
Company's return on average equity was 17.82% and 17.61% for the quarter and nine months ended September 30, 2001, compared with 17.22% and 18.57% for the same periods in 2000, respectively. Total assets were $2,078,055,000 with loans at $1,426,347,000 on September 30, 2001.

NET INTEREST INCOME
-------------------

      The following discussion and tables set forth the composition of average interest-earning assets and interest-bearing liabilities along with accompanying interest income, expense, yields and rates, on a tax-equivalent basis. The tax-equivalent adjustments were approximately $68,000, $70,000, $206,000 and $213,000 for the three months and the nine months ended September 30, 2001 and 2000, respectively. Net interest income on a tax-equivalent basis, divided by average interest earning assets represents the Company's net interest margin.

Three Months Ended September 30, 2001 and 2000
----------------------------------------------

      Total tax-equivalent interest income for the three months ended September 30, 2001 was $34,856,000, down $1,843,000 compared to the same period in 2000. For the third quarter of 2001 total average loan volume and investment securities were up $152 million and $68 million, respectively. Notwithstanding the $249 million increase in total earning assets, total interest earnings declined due to the lower asset yields and lower interest rate environment in 2001 than in 2000. Overall asset yields were 7.11% in the third quarter of 2001, down 150 basis points from 8.61% earned in the same period in 2000. Funding the Company's asset growth were increased money market deposits and long-term borrowings from the Federal Home Loan Bank.

      Total interest expense for the third quarter of 2001 was $16,589,000, down $5,356,000 from $21,945,000 in the third quarter of 2000. The effects of the increased volume of money market deposits and long-term debt were more than offset by the lower rates paid on all interest bearing liabilities in the third quarter of 2001. Rates paid on total interest bearing liabilities declined to 3.84% in 2001 compared with 5.77% in the third quarter of 2000.

      Overall tax-equivalent net interest income increased $3,513,000 as the decline in interest expense exceeded the reduced level of interest earnings for the period. The Company's net interest margin rose to 3.73%, up 26 basis points from 3.47% in the same quarter in 2000.

Nine Months Ended September 30, 2001 and 2000
---------------------------------------------

      Total tax-equivalent interest income for the first nine months of 2001 was $110,126,000, up $7,803,000 from $102,323,000 in the same period in 2000.
The $311 million increase in interest earning assets, nearly 2/3 of which were loans, was primarily responsible for generating the increase in interest earnings from 2000 to 2001. Overall asset yields declined to 7.68% in 2001 from 8.51% in the first nine months of 2000, primarily as a result of the decline in market interest rates and its effect on the Company's loan yields. Funding the asset growth in the first nine months of 2001 were increased money market deposits and additional long term borrowings. The majority of the increased money market deposits were raised during the promotion in the second and third quarters of 2000, while the additional long term debt resulted from advances negotiated with the Federal Home Loan Bank early in the first quarter of 2001.

      Total interest expense for the first nine months of 2001 was $56,843,000, down $1,551,000 from $58,394,000 in the same period in 2000.
Lower rates paid for nearly all funding sources were primarily responsible for the reduced interest expense. Offsetting a large portion of the rate driven interest expense decline were greater interest bearing liabilities, especially money market deposits. Overall rates paid on total interest bearing liabilities declined to 4.49% from 5.47% in the first nine months of 2000.

      In summary, total tax-equivalent net interest income increased $9,354,000 due to a combination of increased interest income and reduced interest expense. The Company's net interest margin for the first nine months of 2001 was 3.72%, up from 3.65% in the same period in 2000 as liability rates paid were down to a larger extent than were asset yields.

                                          AVERAGE BALANCES, INTEREST AND RATES
                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                ---------------------------------------------------------------------
                                                                2001                                2000
                                                ----------------------------------    -------------------------------
                                                             INTEREST                           INTEREST
                                                  AVERAGE    INCOME/     YIELD/       AVERAGE    INCOME/       YIELD/
                                                  BALANCE    EXPENSE      RATE        BALANCE    EXPENSE        RATE
                                                ----------  ---------  ---------    ----------  ---------      ------
                                                          (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
    Loans(1) (2)
         Taxable                                $1,415,716   $27,544        7.72%   $1,263,218   $29,308       9.23%
         Tax-exempt(3)                               1,953        54       10.92         2,000        55      10.95
    Held to maturity securities
         Taxable                                    80,454     1,340        6.66        88,430     1,449       6.56
         Tax-exempt(3)                               6,754       167        9.87         6,875       172      10.00
    Available for sale securities                  372,716     5,083        5.43       296,734     5,062       6.82
    Trading account securities                         460         7        6.36         1,351        21       6.28
    Federal Funds sold and other short-
      term investments                              69,003       661        3.80        39,426       632       6.37
                                                ----------   -------                ----------   -------
              Total interest-earning assets      1,947,056    34,856        7.11     1,698,034    36,699       8.61
                                                             -------                             -------
Noninterest-earning assets:
    Cash and due from banks                         34,765                              31,461
    Bank premises and equipment                     40,914                              40,801
    Other assets                                    36,074                              37,388
    Allowance for possible loan losses             (27,294)                            (23,382)
                                                ----------                          ----------
              Total assets                      $2,031,515                          $1,784,302
                                                ==========                          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    NOW accounts                                $   30,351    $   78        1.02    $   26,951   $    73       1.08%
    Money market accounts                        1,126,582     9,557        3.37       990,742    14,978       6.01
    Savings deposits                                31,609       237        2.97        27,394       205       2.98
    Time deposits of $100,000 or more               50,797       654        5.11        53,601       778       5.77
    Other time deposits                            308,943     4,146        5.32       335,756     4,687       5.55
                                                ----------   -------                ----------   -------
         Total interest-bearing deposits         1,548,282    14,672        3.76     1,434,444    20,721       5.75
    Federal funds purchased, repurchase
      agreements and other short-term
      borrowings                                    51,279       355        2.75        63,074       923       5.82
    Long-term borrowings.                          100,000     1,342        5.32
    Guaranteed Preferred Beneficial
      Interests in Subordinated Debentures          14,950       220        5.89        14,950       301       8.06
                                                ----------   -------                ----------   -------
         Total interest-bearing liabilities      1,714,511    16,589        3.84     1,512,468    21,945       5.77
                                                             -------                             -------
Noninterest-bearing liabilities:
    Demand deposits                                150,216                             135,767
    Other liabilities                               11,832                               8,798
Shareholders' equity                               154,956                             127,269
                                                ----------                          ----------
         Total liabilities and
           shareholders' equity                 $2,031,515                          $1,784,302
                                                ==========                          ==========
         Net interest income                                  $18,267                             $14,754
                                                              =======                             =======
         Net interest margin                                                3.73%                              3.47%
                                                                           =====                              =====


-----------------------------

(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding.
      Interest on nonaccrual loans is recorded when received.
(2) Interest income on loans includes loan fees, which were not material to any period presented.
(3) Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $68,000 and $70,000 for the three months ended September 30, 2001 and 2000, respectively.

                                          AVERAGE BALANCES, INTEREST AND RATES
                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                ---------------------------------------------------------------------
                                                                2001                                2000
                                                ----------------------------------    -------------------------------
                                                             INTEREST                           INTEREST
                                                  AVERAGE    INCOME/     YIELD/       AVERAGE    INCOME/       YIELD/
                                                  BALANCE    EXPENSE      RATE        BALANCE    EXPENSE        RATE
                                                ----------  ---------  ---------    ----------  ---------      ------
                                                          (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
    Loans(1) (2)
         Taxable                                $1,401,381   $87,373        8.33%   $1,197,773   $81,830       9.12%
         Tax-exempt(3)                               1,966       161       10.92         2,000       164      10.95
    Held to maturity securities
         Taxable                                    82,670     4,121        6.65        84,485     4,105       6.48
         Tax-exempt(3)                               6,778       504        9.91         6,938       523      10.04
    Available for sale securities                  341,494    15,048        5.88       276,117    13,909       6.72
    Trading account securities                         989        46        6.18         1,316        67       6.81
    Federal Funds sold and other short-
      term investments                              79,944     2,873        4.80        35,974     1,725       6.41
                                                ----------  --------                ----------  --------
               Total interest-earning assets     1,915,222   110,126        7.68     1,604,603   102,323       8.51
                                                            --------                            --------
Noninterest-earning assets:
    Cash and due from banks                         33,030                              31,545
    Bank premises and equipment                     41,167                              39,947
    Other assets                                    34,680                              34,590
    Allowance for possible loan losses             (25,990)                            (22,728)
                                                ----------                          ----------
               Total assets                     $1,998,109                          $1,687,957
                                                ==========                          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
    NOW accounts                                $   29,727   $   228        1.03%   $   27,247   $   224       1.10%
    Money market accounts                        1,113,968    34,804        4.18       854,051    36,378       5.69
    Savings deposits                                29,649       659        2.97        27,719       616       2.97
    Time deposits of $100,000 or more               51,714     2,119        5.48        53,020     2,204       5.55
    Other time deposits                            304,554    12,899        5.66       357,917    14,354       5.36
                                                ----------   -------                ----------   -------
         Total interest-bearing deposits         1,529,612    50,709        4.43     1,319,954    53,776       5.44
    Federal funds purchased, repurchase
      agreements and other short-term
      borrowings                                    53,810     1,591        3.95        90,492     3,733       5.51
    Long-term borrowings                            95,128     3,774        5.30
    Guaranteed Preferred Beneficial
      Interests in Subordinated debentures          14,950       769        6.86        14,950       885       7.89
                                                ----------   -------                ----------   -------
         Total interest-bearing liabilities      1,693,500    56,843        4.49     1,425,396    58,394       5.47
                                                             -------                             -------
Noninterest-bearing liabilities:
    Demand deposits                                142,927                             132,634
    Other liabilities                                9,811                               8,421
Shareholders' Equity                               151,871                             121,506
                                                ----------                          ----------
         Total liabilities and
           shareholders' equity                 $1,998,109                          $1,687,957
                                                ==========                          ==========
         Net interest income                                 $53,283                             $43,929
                                                             =======                             =======
         Net interest margin                                                3.72%                              3.65%
                                                                          ======                              =====

-----------------------------

(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding.
      Interest on nonaccrual loans is recorded when received.
(2) Interest income on loans includes loan fees, which were not material to any period presented.
(3) Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $206,000 and $213,000 for the nine months ended September 30, 2001 and 2000, respectively.

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


CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES

                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                         SEPTEMBER 30, 2001                  SEPTEMBER 30, 2001
                                                            COMPARED TO                         COMPARED TO
                                                         SEPTEMBER 30, 2000                  SEPTEMBER 30, 2000
                                                 -------------------------------    ---------------------------------
                                                            INCREASE (DECREASE) ATTRIBUTABLE TO CHANGE IN:
                                                 --------------------------------------------------------------------
                                                              YIELD/        NET                    YIELD/       NET
                                                 VOLUME       RATE        CHANGE      VOLUME       RATE       CHANGE
                                                 -------    ---------    --------     --------    --------    -------
                                                                        (DOLLARS IN THOUSANDS)
INTEREST EARNED ON:
    Loans(1) (2)                                 $ 3,338     $ (5,103)   $ (1,765)    $ 13,059    $ (7,519)   $ 5,540
    Held to maturity securities:
         Taxable                                    (131)          22        (109)         (89)        105         16
         Tax-exempt(1)                                (3)          (2)         (5)         (12)         (7)       (19)
    Available for sale securities                  1,170       (1,149)         21        3,016      (1,877)     1,139
    Trading account securities                       (14)                     (14)         (16)         (5)       (21)
    Federal funds sold and other short-
      term investments                               351         (322)         29        1,671        (523)     1,148
                                                ---------   ----------  ----------   ----------  ----------  ---------
               Total interest income               4,711       (6,554)     (1,843)      17,629      (9,826)     7,803
                                                ---------   ----------  ----------   ----------  ----------  ---------

INTEREST PAID ON:
    NOW accounts                                       9           (4)          5           19         (15)         4
    Money market accounts                          1,847       (7,268)     (5,421)       9,465     (11,039)    (1,574)
    Savings    	                                    33           (1)         32           43                     43
    Time deposits of $100,000 or more                (39)         (85)       (124)         (56)        (29)       (85)
    Other time deposits                             (356)        (185)       (541)      (2,226)        771     (1,455)
    Federal funds purchased, repurchase
      agreements and other short-term
      borrowings                                    (145)        (423)       (568)      (1,707)       (435)    (2,142)
    Long-term borrowings                           1,392         (131)      1,261        3,999        (341)     3,658
                                                ---------   ----------  ----------   ----------  ----------  ---------
               Total interest expense.             2,741       (8,097)     (5,356)       9,537     (11,088)    (1,551)
                                                ---------   ----------  ----------   ----------  ----------  ---------
               Net interest income               $ 1,970     $  1,543    $  3,513     $  8,092    $  1,262    $ 9,354
                                                =========   ==========  ==========   ==========  ==========  =========
-----------------------------

(1) Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The approximate tax equivalent adjustments were $68,000, $70,000, $206,000 and $213,000 for the three months ended September 30, 2001 and 2000, and for the nine months ended September 30, 2001 and 2000, respectively.
(2)   Average balances included nonaccrual loans.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

The provision for possible loan losses for the third quarter of 2001 was $1,006,000, down slightly from $1,230,000 last year. For the first nine months of 2001 the provision for possible loan losses was $7,645,000, up from $2,560,000 for the same period in 2000. A combination of economic uncertainty and greater net loan charge-offs of $5,370,000 in 2001 compared with $1,631,000 in the first nine months of 2000 resulted in the increased loan loss provision expense in 2001.

The allowance for possible loan losses was $26,291,000 or 1.84% of loans outstanding at September 30, 2001. This compared to $24,016,000 at the end of 2000, and $22,578,000 at September 30, 2000, or 1.75% of loans outstanding on each date. In management's judgement, the allowance for possible loan losses is considered adequate to absorb potential losses in the loan portfolio.


The following table summarizes, for the periods indicated, activity in the allowance for possible loan losses:


                          Summary of Loan Loss Experience and Related Information
                          -------------------------------------------------------

                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                 September 30,
                                                   -------------------------     -------------------------
                                                       2001           2000           2001          2000
                                                   ----------    -----------     ----------    -----------
                                                                    (dollars in thousands)
Allowance for possible loan losses
   (beginning of period)                           $   27,837     $   23,536     $   24,016     $   21,649
Loans charged off                                      (3,388)        (2,293)        (7,816)        (2,940)
Recoveries of loans previously
   charged off                                            836            105          2,446          1,309
                                                   ----------     ----------     ----------     ----------
          Net loans (charged off) recoveries           (2,552)        (2,188)        (5,370)        (1,631)
                                                   ----------     ----------     ----------     ----------
Provision for possible loan losses                      1,006          1,230          7,645          2,560
                                                   ----------     ----------     ----------     ----------
Allowance for possible loan losses
   (end of period)                                 $   26,291     $   22,578     $   26,291     $   22,578
                                                   ==========     ==========     ==========     ==========

Loans outstanding:
      Average                                      $1,417,669     $1,265,218     $1,403,347     $1,199,773
      End of period                                 1,426,347      1,292,429      1,426,347      1,292,429

Ratio of allowance for possible
  loan losses to loans outstanding:
      Average                                            1.85%          1.78%          1.87%          1.88%
      End of period                                      1.84           1.75           1.84           1.75

Ratio of net charge-offs to
  average loans outstanding, annualized:                  .72            .69            .51            .18


      The following table summarizes nonperforming assets at the dates indicated:


                                                     September 30,      December 31,     September 30,
                                                        2001               2000              2000
                                                     -----------        ----------        -----------
                                                         (dollars in thousands)
Nonaccrual loans                                      $   11,228        $    8,547        $    7,437
Loans past due 90 days or more                                                 554               260
Restructured loans                                           525               227               168
                                                     -----------        ----------        ----------
      Total nonperforming loans                           11,753             9,328             7,865
Other real estate                                             10                10                24
                                                     -----------        ----------        ----------
      Total nonperforming assets                      $   11,763        $    9,338        $    7,889
                                                     ===========        ==========        ==========
Loans, net of unearned discount                       $1,426,347        $1,373,435        $1,292,429
Allowance for possible loan
   losses to loans                                          1.84%             1.75%             1.75%
Nonperforming loans to loans                                 .82               .68               .61
Allowance for possible loan losses
   to nonperforming loans                                 223.70            257.46            287.07
Nonperforming assets to loans
   and foreclosed assets                                     .82               .68               .61



NONINTEREST INCOME
------------------

For the third quarter of 2001 total noninterest income was $2,679,000, down from $3,079,000 in the same period in 2000. The Company had gains on sales of available for sale securities of $8,487,000 in the third quarter of 2001, up substantially from securities gains of $229,000 in the same period of 2000. Offsetting third quarter 2001 securities gains were losses on interest rate derivative contracts of $8,520,000.

For the first nine months of 2001, total noninterest income was $12,705,000, up from $9,198,000 in the first nine months of 2000. Net gains of $12,048,000 were realized on securities sales in 2001 versus net gains of $1,148,000 on sales of available for sale securities in the first nine months of 2000. Interest rate derivative trading activities generated net losses of $7,003,000 in 2001 compared with gains of $632,000 in the first nine months of 2000. In early 2001 the Company entered into an economic hedge transaction to reduce the banks' exposure to rising interest rates. As interest rates declined in 2001, losses on the derivative contracts were incurred. Most of the derivative contracts were closed in the third quarter of 2001 and only a small position in the derivative contracts was held at the end of the period. Other portions of 2001 noninterest income including service charges on deposit accounts, mortgage loan refinancing income and fees from customer securities activities were also up in 2001 compared with 2000. Offsetting a portion of these advances was a $580,000 write down of certain investments in our venture capital subsidiary.


NONINTEREST EXPENSE
-------------------

Total noninterest expense for the third quarter of 2001 was $8,997,000, up $1,156,000 from $7,841,000 in the third quarter of 2000. For the first nine months of 2001, total noninterest expenses were $26,524,000, up $3,031,000 from the same period in 2000. Overall Company growth and operating costs for the new Phoenix, Arizona bank were primarily responsible for the increases.

CAPITAL MANAGEMENT AND RESOURCES
--------------------------------

      As of September 30, 2001, the Company's total shareholders' equity was $153.5 million. New capital was provided by the Company's net earnings and by the exercise of stock options. Offsetting the Company's capital accumulation were the payments of cash dividends on common stock and the repurchase of 207,800 shares of common stock in connection with the Company's stock repurchase plan.

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

      These regulatory guidelines require that Tier 1 capital equal or exceed 4.00% of risk-weighted assets, and that the risk-based capital ratio equal or exceed 8.00%. As of September 30, 2001 and December 31, 2000 the Company's Tier 1 capital was 10.17% and 10.19% of risk-weighted assets, and total risk-based capital was 11.44% and 11.44% of risk-weighted assets, respectively.

The minimum acceptable ratio of Tier 1 capital to total assets, or leverage ratio, has been established at 3.00%. As of September 30, 2001 and December 31, 2000, the Company's leverage ration was 8.07% and 8.11%, respectively.

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


Date:  November 14, 2001                   /s/ Paul M. Strieker
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