Form 10-K
period 2001-12-31
MISSISSIPPI VALLEY BANCSHARES INC
filed 2002-02-21
CIK 809352

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-K

(Mark One)
    /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 For the fiscal year ended December 31, 2001

   / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the fiscal period from __________ to _________

                       Commission file number 0-22008

                     MISSISSIPPI VALLEY BANCSHARES, INC.
-------------------------------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                 Missouri                                    43-1336298
-------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

13205 Manchester Road, St. Louis, Missouri           63131
-------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: 314-543-3512
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                Name of each exchange on which registered
-------------------                -----------------------------------------
       None                                          None
       ----                                          ----

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $1 par value
             Floating Rate Cumulative Trust Preferred Securities
-------------------------------------------------------------------------------
                              (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----      -----

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

         As of February 5, 2002, 9,384,462 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $218,063,000 based upon the closing price of the common stock on the NASDAQ/NMS on February 5, 2002.

                     DOCUMENTS INCORPORATED BY REFERENCE
1. Certain portions of Registrant's Annual Report to Shareholders for the year ended December 31, 2001 are incorporated by reference in Parts I and II hereof.
2. Certain portions of Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held April 17, 2002 are incorporated by reference in Part III hereof.

                                   PART I
ITEM 1.     BUSINESS
-------     --------

GENERAL
-------

         Mississippi Valley Bancshares, Inc. (the "Company") is a multi-bank holding company headquartered in St. Louis County, Missouri. The Company and its wholly owned subsidiaries, Southwest Bank of St. Louis (the "Missouri Bank"), Southwest Bank, Belleville, (the "Illinois Bank") and Southwest Bank of Phoenix, (the "Arizona Bank") are engaged primarily in commercial lending. Southwest Bank of St. Louis has been nationally recognized for its frequent practice of reducing its prime interest rate in advance of industry wide prime rate cuts. The Missouri, Illinois and Arizona banks (collectively, the "Banks") have eight banking offices, seven of which are located in the St. Louis metropolitan area ("St. Louis MSA"), the seventeenth largest metropolitan statistical area in the United States, with a population of approximately 2.5 million. The Arizona Bank, which is located in Phoenix, Arizona was a new charter and opened in December 2000. Since acquiring the Missouri Bank in 1984, the Company has expanded its loan portfolio from $57 million to $1.476 billion at December 31, 2001, or approximately $83 million on average per year. In 1999 the Company formed Mississippi Valley Capital Company, a venture capital subsidiary and natural extension of our strong commercial lending activities. Over the past five years the Company has earned an average return on equity of 18.11%.

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

         The Company's operating strategy has resulted in a higher cost of funds (and, consequently, a lower net interest margin) than other institutions within its market, due to its rate driven retail deposit gathering activities. For 2001 and 2000, the Company reported net interest margins of 3.74% and 3.63%, respectively.

         On the other hand, this operating strategy has also permitted the Company to achieve consistently lower overhead ratios than other comparable institutions by (i) operating a small number of offices with a per-office deposit base averaging $216 million as of December 31, 2001, (ii) emphasizing commercial loans, which tend to be larger in size than retail loans, (iii) employing an experienced staff, (iv) improving data processing and operational systems in order to increase productivity, and (v) outsourcing services where possible. For 2001 and 2000, the Company reported efficiency ratios (non interest expense divided by the sum of tax-equivalent net interest income plus noninterest income) of 38.35% and 44.66%, respectively. These ratios are significantly better than those of the Company's peers. The Company's ratio of average assets per employee, which was $6.44 million for 2001, has also been consistently better than the industry average.

THE COMPANY
-----------

         For a description of the Company and its operations, reference is made to "Financial Review" on pages 9 through 23 of the Company's Annual Report to Shareholders for the year ended December 31, 2001, which is incorporated herein by reference.

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

         While the Company also encounters a great deal of competition in its lending activities, management believes that there is less competition in the Company's specialty--the middle market niche--than there was a few years ago. The Company's competitive position has been strengthened by the advent of branch banking, which has resulted in consolidations of bank subsidiaries of several large bank holding companies. The Company's strategy, by contrast, is to maintain close, long-term contacts between its customers and the Company's loan officers.

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

EMPLOYEES
---------

         As of December 31, 2001, the Company had no employees and the Banks had approximately 316 full-time equivalent employees. None of the employees of the Banks are subject to a collective bargaining agreement. The Company considers relationships with employees of the Banks to be good.

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

         Regulatory Risk. The banking industry is heavily regulated. These regulations are intended to protect depositors, not shareholders. The Banks are subject to regulation and supervision by the Federal Deposit Insurance Corporation (the "FDIC"), the Board of Governors of the Federal Reserve System, the Missouri Division of Finance, the Illinois Office of Banks and Real Estate and the Arizona State Banking Department, while the Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "FRB"). The burden imposed by Federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. The banking industry continues to lose market share to competitors.
In addition, legislative reactions to the problems of the thrift industry have increased the regulatory and supervisory requirements for financial institutions, which have resulted and will continue to result in increased operating expenses.

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

         Credit Risk. The greatest risk facing lenders is generally credit risk, that is, the risk of losing principal and interest due to a borrower's failure to perform according to the terms of the loan agreements. Although the Company's percentage of net charge-offs has historically been lower than industry norms, it has a relatively high proportion of commercial loans. As of December 31, 2001, the Banks had 33 customers who had outstanding loans and unfunded commitments exceeding $5 million.

         Exposure to Local Economic Conditions. The Company's concentration of loans in the St. Louis MSA exposes it to risks resulting from changes in the local economy. While the Company's market area for loans extends throughout most of eastern Missouri and southern Illinois, its lending operations are concentrated in the St. Louis MSA.

         As of December 31, 2001, 45.5% of the Company's loans were secured by commercial real estate and 9.2% of the Company's loans were secured by residential real estate. The percentage of loans secured by St. Louis MSA real estate is significant. A dramatic drop in St. Louis area real estate values would adversely affect the quality of loan portfolio.

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

ITEM 2.     PROPERTIES
-------     ----------

         Southwest Bank of St. Louis' principal office occupies approximately 2.7 acres of ground on the corner of Kingshighway and Southwest, in the City of St. Louis. The building was totally renovated in 1987 and has one ATM. It has approximately 36,000 square feet. The banking drive-ups are modern and parking is adequate. The premises are owned by the Company and leased to Southwest Bank of St. Louis.
The lease expires in 2006 and provides an option to renew for an additional ten years.

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

         The Southtown office on the corner of Kingshighway and Chippewa, approximately two miles from the main office, occupies a 4,764 square foot building on approximately 1 acre of land purchased in 1997. This location has one ATM. The building and premises were expanded and totally renovated in 2000.

         Southwest Bank, Belleville owns 1.7 acres of land in Belleville, Illinois. In 1998 the bank building construction was completed and Southwest Bank, Belleville opened in September. The building is approximately 10,000 square feet. The office has one ATM, adjoining drive-up lanes and equipment; adequate parking is available.

         In 1996, Southwest Bank of St. Louis purchased two adjoining parcels of land of approximately 6.3 acres and 2.3 acres, respectively, in Des Peres, Missouri. The Company sold 1.3 acres to the Missouri Department of Transportation and retained approximately 7.3 acres of the total. Construction of its 73,000 square foot four-story bank branch and office building was completed on the site in 1999. Approximately half of the first floor is occupied by the Southwest Bank of St. Louis retail branch which opened in November, 1999. The bank office has one ATM, adjoining drive-up lanes and equipment; adequate parking is available. The remaining portion of the first floor not occupied by Southwest Bank is leased to an unaffiliated tenant or available for lease. All of the second and third floors is occupied by the Company's Commercial Lending Division and various operations and administrative support functions for the Banks. Approximately half of the fourth floor houses the Company's headquarters with the remaining space leased to an unaffiliated tenant.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------     ---------------------------------------------------

         There were no matters submitted to a vote of the security holders in the quarter ended December 31, 2001.

                                   PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------     -----------------------------------------------------------------
            MATTERS
            -------

         Reference is made to the information contained in the section entitled "Common Share Data" on page 8 and investor information on page 48 of the Company's Annual Report to Shareholders for the year ended
December 31, 2001, which is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA
-------     -----------------------

         Reference is made to the information contained in the section entitled "Financial Review - Selected Consolidated Financial Data" on page 9 of the Company's Annual Report to Shareholders for the year ended
December 31, 2001, which is incorporated herein by reference.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------     ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

         Reference is made to information contained in the section entitled "Financial Review" on pages 9 through 23 of the Company's Annual Report to Shareholders for the year ended December 31, 2001, which is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------    ----------------------------------------------------------

         Reference is made to information contained in the section entitled "Sensitivity to Changes in Interest Rates" on pages 19 and 20 of the Company's Annual Report to Shareholders for the fiscal year ended
December 31, 2001, which is incorporated herein by reference.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------     -------------------------------------------

         Reference is made to the Consolidated Financial Statements and independent auditors' report thereon contained on pages 24 through 46 of the Company's Annual Report to Shareholders for the year ended
December 31, 2001, which are incorporated herein by reference.

ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------     ----------------------------------------------------

         Not applicable


                                  PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------    --------------------------------------------------

         Reference is made to "Election of Directors" on pages 3 through 5 of the Company's definitive Proxy Statement dated March 15, 2002, which is incorporated herein by reference.

         Reference is made to "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 12 of the Company's definitive Proxy Statement dated March 15, 2002, which is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION
--------    ----------------------

         Reference is made to "Executive Compensation" on pages 6 through 10 of the Company's definitive Proxy Statement dated March 15, 2002, which is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------    --------------------------------------------------------------

         Reference is made to "Principal Shareholders" on pages 11 and 12 of the Company's definitive Proxy Statement dated March 15, 2002, which is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------    ----------------------------------------------

         Reference is made to "Certain Transactions" on page 10 of the Company's definitive Proxy Statement dated March 15, 2002, which is incorporated herein by reference.

                                   PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------    ---------------------------------------------------------------

         (a)      1.       Financial Statements.

                                                                       Pages in 2001 Annual
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

         (b) Registrant did not file any reports on Form 8-K during the quarter ended December 31, 2001.

                                 SIGNATURES
                                 ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated: FEBRUARY 12, 2002
       -----------------



                                MISSISSIPPI VALLEY BANCSHARES, INC.


                                By  /s/ Paul M. Strieker
                                   --------------------------------------------
                                   Paul M. Strieker
                                   Executive Vice President, Controller and
                                   Chief Financial Officer (on behalf of the
                                   Registrant and as Principal Financial and
                                   Accounting Officer)

                                  MISSISSIPPI VALLEY BANCSHARES, INC.
                                           Exhibit Index
                                            Form 10-K
                                               2001

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

         4.3.3           Form of Five-Year Option Agreement, incorporated by reference to
                         Exhibit 4.6.3 to Registration Statement No. 33-71760 on Form S-8

         4.3.4           Amendment to the Mississippi Valley Bancshares, Inc. 1991 Stock Option
                         Plan (Five-Year Options) (As Amended Through 4-19-00), incorporated by reference to Registration Statement No. 333-47124 on Form S-8

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

         13.*            Registrant's Annual Report to Shareholders for the year ended
                         December 31, 2001 (only those portions of such Annual Report as are incorporated by reference in Parts I and II hereof shall be deemed a part of this Report)

         21.*            Subsidiaries of the Registrant.

         23.*            Consent of Independent Auditors

         24.*            Power of Attorney.

-------------------------------------
* Filed herewith