Form 10-Q
period 2002-03-31
MISSISSIPPI VALLEY BANCSHARES INC
filed 2002-05-13
CIK 809352

                           FORM 10-Q

                         UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ----------- to ------------

               Commission file number 0-22008

              MISSISSIPPI VALLEY BANCSHARES, INC.
    (Exact name of registrant as specified in its charter)

         MISSOURI                                 43-1336298
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

13205 Manchester Road, St. Louis, Missouri          63131
(Address of principal executive offices)          (Zip Code)

(Registrant's telephone number, including area code) (314) 543-3512



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        Yes X            No ----


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 23, 2002:


Common Stock, $1.00 par value                      9,428,212
         Class                                  Number of Shares

THIS DOCUMENT CONSTITUTES PART OF A PROSPECTUS COVERING SECURITIES THAT HAVE
             BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933.

                   MISSISSIPPI VALLEY BANCSHARES, INC.
                   -----------------------------------

                               INDEX
                               -----

                                                                 Page No.
                                                                 --------

PART I.FINANCIAL INFORMATION
       ---------------------

  ITEM 1. Financial Statements

          Condensed Consolidated Balance Sheets --
            March 31, 2002 and December 31, 2001                        3

          Condensed Consolidated Statements of
            Income -- Quarters Ended March 31, 2002
            and March 31, 2001                                          4

          Consolidated Statements of Changes in
            Shareholders' Equity -- Three Months
            Ended March 31, 2002 and March 31, 2001                     5

          Condensed Consolidated Statements of
            Cash Flows -- Three Months Ended
            March 31, 2002 and March 31, 2001                           6

          Notes to Condensed Consolidated
            Financial Statements                                      7-8


  ITEM 2. Management's Discussion and Analysis
          of Results of Operations and
          Financial Condition                                        9-15


PART II.  OTHER INFORMATION
          -----------------

  ITEM 6. Exhibits and Reports on Form 8-K                             16

SIGNATURE                                                              17
---------

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1.                       FINANCIAL STATEMENTS
-------                       --------------------

                        MISSISSIPPI VALLEY BANCSHARES, INC.
                        -----------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                  March 31,
                                                    2002
                                              (Derived from  December 31,
                                          Unaudited Statements)   2001
                                          -------------------------------
                                                (dollars in thousands)
Assets
------
  Cash and due from banks                          $38,526       $49,173
  Federal funds sold                                86,500        16,500
  Held to maturity securities
    (fair value of $83,812 and
      $85,095, respectively)                        80,575        80,926
  Available for sale securities                    247,913       381,536
  Trading account securities                           459           477
  Loans, net of
    unearned income                              1,525,135     1,475,868
  Allowance for possible loan losses                27,007        25,803
                                                ----------    ----------
    Net loans                                    1,498,128     1,450,065
  Premises and equipment                            39,181        39,812
  Other assets                                      50,910        36,588
                                                ----------    ----------
          TOTAL ASSETS                          $2,042,192    $2,055,077
                                                ==========    ==========
 Liabilities
 -----------
  Deposits:
    Non-interest bearing                          $168,034      $179,886
    Interest bearing                             1,523,963     1,548,401
                                                ----------    ----------
      Total deposits                             1,691,997     1,728,287
  Securities sold under agreements
    to repurchase                                   31,800        35,400
  Other short-term borrowings                       10,754        10,298
  Long-term borrowings                             100,000       100,000
  Guaranteed preferred beneficial interests
  in subordinated debentures                        14,950        14,950
  Other liabilities                                 30,573        10,966
                                                ----------    ----------
         TOTAL LIABILITIES                      1,880,074     1,899,901
                                                ----------    ----------

Shareholders' Equity
--------------------
    Common stock-par value $1
    Authorized 20,000,000 shares,
    issued 10,161,412 in 2002
    and 10,022,062 in 2001                          10,161        10,022
  Capital surplus                                   31,962        27,959
  Retained earnings                                144,054       137,770
  Accumulated other comprehensive income               675         2,084
  Treasury stock, at cost, 733,200 shares
  at March 31, 2002 and 680,200 shares
  at December 31, 2001                             (24,734)      (22,659)
                                                ----------    ----------
          TOTAL SHAREHOLDERS' EQUITY               162,118       155,176
                                                ----------    ----------
         TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY                  $2,042,192    $2,055,077
                                                ==========    ==========

See accompanying notes.

                    MISSISSIPPI VALLEY BANCSHARES, INC.
                    -----------------------------------
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               -------------------------------------------
                              (Unaudited)

                                                    Three Months Ended
                                                        March 31,
                                                 -----------------------
                                                    2002         2001
                                                 ----------   ----------
Interest income:
  Interest and fees on loans                        $23,613      $30,550
  Held to maturity securities:
    Taxable                                           1,246        1,390
    Tax-exempt                                          112          119
  Available for sale securities                       2,933        4,951
  Other                                                 329        1,333
                                                 ----------   ----------
          TOTAL INTEREST INCOME                      28,233       38,343
                                                 ----------   ----------
Interest expense:
  Deposits                                            8,426       19,381
  Short-term borrowings                                 114          749
  Long-term borrowings                                1,580        1,409
                                                 ----------   ----------
          TOTAL INTEREST EXPENSE                     10,120       21,539
                                                 ----------   ----------
          NET INTEREST INCOME                        18,113       16,804
Provision for possible loan losses                    1,511        2,536
                                                 ----------   ----------
          NET INTEREST INCOME AFTER
          PROVISION FOR POSSIBLE LOAN LOSSES         16,602       14,268
                                                 ----------   ----------
Other income:
  Service charges                                       698          636
  Securities gains/(losses), net on:
    Sales of available for sale securities            1,030        3,404
  Trading profits and commissions                     1,274         (710)
  Other                                               1,393        1,180
                                                 ----------   ----------
                                                      4,395        4,510
                                                 ----------   ----------
Other expenses:
  Employee compensation and
    other benefits                                    4,613        4,261
  Net occupancy                                         621          680
  Equipment                                             696          676
  Advertising                                           433          517
  Other                                               2,699        2,532
                                                 ----------   ----------
                                                      9,062        8,666
                                                 ----------   ----------

         INCOME BEFORE INCOME TAXES                  11,935       10,112
Income taxes                                          4,332        3,733
                                                 ----------   ----------
         NET INCOME                                  $7,603       $6,379
                                                 ==========   ==========
Earnings per common share:
  Basic                                                $.81         $.68
  Diluted                                              $.80         $.67

See accompanying notes.

                                                  MISSISSIPPI VALLEY BANCSHARES, INC.
                                                  -----------------------------------
                                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      ----------------------------------------------------------
                                                 Year to Date MARCH 31, 2002 AND 2001
                                                            (Unaudited)

                                                       (Dollars in Thousands)
                                                                                Accumulated                     Total
                                                                                   Other                        Share-
                                  Common Stock          Capital     Retained Comprehensive     Treasury       holders' Comprehensive
                              Shares       Amount       Surplus     Earnings Income (Loss)      Stock         Equity       Income
                           ---------    ---------     ---------    --------- -------------    ---------     ---------  -------------
2001
Balance at Jan. 1, 2001    9,807,312       $9,807       $22,606    $115,619        $7,011     $(13,778)     $141,265       $
Net Income                                                            6,379                                    6,379        6,379
Issuance of common stock      95,350           95         2,160                                                2,255
Treasury stock purchased                                                                        (1,094)       (1,094)
Cash dividends on:
  common stock                                                       (1,037)                                  (1,037)
Unrealized gain on
  available for sale
  securities net of tax                                                             1,203                      1,203        1,203
                           ---------    ---------     ---------    --------- -------------    ---------     ---------  -------------
Comprehensive Income                                                                                                       $7,582
                                                                                                                       =============
Balance at March 31, 2001  9,902,662       $9,902       $24,766    $120,961        $8,214     $(14,872)     $148,971
                           =========    =========     =========    ========= =============    =========     =========




2002

Balance at Jan. 1, 2002   10,022,062      $10,022       $27,959    $137,770        $2,084     $(22,659)     $155,176       $
Net Income                                                            7,603                                    7,603        7,603
Issuance of common stock     139,350          139         4,003                                                4,142
Treasury stock purchased                                                                        (2,075)       (2,075)
Cash dividends on:
  common stock                                                       (1,319)                                  (1,319)
Unrealized loss on
  available for sale
  securities, net of tax                                                            (1,511)                    (1,511)      (1,511)
Unrealized gain on hedging
activities, net of tax                                                                102                        102          102
                           ---------    ---------     ---------    --------- -------------    ---------     ---------  -------------
Comprehensive Income                                                                                                       $6,194
                                                                                                                       =============
Balance at March 31, 2002 10,161,412      $10,161       $31,962    $144,054          $675     $(24,734)     $162,118
                          ==========    =========     =========    ========= =============    =========     =========


See accompanying notes.

                  MISSISSIPPI VALLEY BANCSHARES, INC.
                  -----------------------------------
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           -----------------------------------------------
                           (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                       2002          2001
                                                    ----------  ---------
                                                    (dollars in thousands)
Operating activities
--------------------
  Net income                                        $7,603        $6,379
  Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for possible loan losses                 1,511         2,536
  Provision for depreciation and amortization        1,109         1,008
  Accretion of discounts and amortization of
    premiums on securities                            (978)         (369)
  Realized securities gains, net                    (1,030)       (3,404)
  Net decrease in trading account securities            18            45
  Decrease in interest receivable                    3,265         1,804
  Increase (decrease) in interest payable              250          (113)
  Other, net                                         3,029       (27,564)
                                                  --------      --------
          NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                      14,777       (19,678)
                                                  --------      --------
Investing activities
--------------------
  Proceeds from maturities of held to
  maturity securities                                  503           230
  Purchases of available for sale securities        (3,964)      (63,649)
  Proceeds from maturities of available for
  sale securities                                  121,000
  Proceeds from sales and paydowns of
  available for sale securities                     16,119        73,397
  Purchases of premises and equipment                 (120)         (731)
  Increase in loans outstanding, net               (49,574)      (23,849)
                                                  --------      --------
          NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES                      83,964       (14,602)
                                                  --------      --------
Financing activities
--------------------
  Net increase (decrease) in deposits              (36,290)       35,963
  Net decrease in repurchase agreements
  and other short-term borrowings                   (3,144)      (38,647)
  Increase in long-term borrowings                               100,000
  Proceeds from sale of common stock                 3,440         1,797
  Purchase of treasury stock                        (2,075)       (1,094)
  Cash dividends                                    (1,319)       (1,037)
                                                  --------      --------
          NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                     (39,388)       96,982
                                                  --------      --------
          INCREASE IN CASH
          AND CASH EQUIVALENTS                      59,353        62,702
Cash and cash equivalents at beginning of period    65,673        38,913
                                                  --------      --------
          CASH AND CASH EQUIVALENTS
          AT END OF PERIOD                        $125,026      $101,615
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

          For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

2.        Comprehensive Income

          Following is a summary of other comprehensive income components and related income tax effects:

                           For the Three Months Ended March 31, 2002
                           -----------------------------------------
                                                                    Tax
                                                 Before-Tax       Expense   Net-of-Tax
                                                   Amount       (Benefit)     Amount
                                                  --------       -------     --------
                                                         (dollars in thousands)
Unrealized (losses) on available
  for sale securities                              $(1,295)       $( 453)      $( 842)

Less: reclassification adjustment
  for gains realized in net
  income                                             1,030           361          669

Unrealized gain on hedging activity                    157            55          102
                                                  --------       -------     --------
Net unrealized (losses)                             (2,168)         (759)      (1,409)
                                                  --------       -------     --------
Other comprehensive income (loss)                  $(2,168)       $ (759)     $(1,409)
                                                  ========       =======     ========

                           For the Three Months Ended March 31, 2001
                           -----------------------------------------
                                                Before-Tax         Tax       Net-of-Tax
                                                   Amount        Expense      Amount
                                                  --------       -------     --------
                                                          (dollars in thousands)
Unrealized gains on
  available for sale securities                     $ 5,255       $ 1,839      $ 3,416

Less: reclassification adjustment
  for gains realized in net
  income                                              3,404         1,191        2,213
                                                   --------       -------     --------
Net unrealized gains                                  1,851           648        1,203
                                                   --------       -------     --------
Other comprehensive
  income                                            $ 1,851         $ 648      $ 1,203
                                                   ========       =======     ========

3. Earnings per Share
     Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding.

                                                     Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                       2002          2001
                                                    ----------  ---------
                                (dollars in thousands, except per share data)
Basic:

Average common shares outstanding                 9,396,491     9,384,289
                                                  =========     =========
Net income                                           $7,603        $6,379
                                                  =========     =========
Basic earnings per common share                        $.81          $.68
                                                  =========     =========

Diluted earnings per share gives effect to the weighted average shares outstanding and average dilutive common share equivalents outstanding.

                                                     Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                       2002          2001
                                                    ----------  ---------
                                (dollars in thousands, except per share data)
Diluted:

Average common shares outstanding                 9,396,491     9,384,289

Average common stock equivalents of
options outstanding-based on the
treasury stock method using market price             99,739       113,865
                                                 ----------     ---------

                                                  9,496,230     9,498,154
                                                  =========     =========

Net income                                           $7,603        $6,379
                                                  =========     =========
Diluted earnings per common share                      $.80          $.67
                                                  =========     =========

ITEM 2.
------
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             -----------------------------------------------
                 OF OPERATIONS AND FINANCIAL CONDITION
                 -------------------------------------

     The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended December 31, 2001.

SUMMARY OF EARNINGS
-------------------
    Consolidated net income for the first quarter of 2002 was $7,603,000, up $1,224,000 or 19.2% from the $6,379,000 earned during the first quarter of 2001. On a per share basis, net income was $.80, up 19.4% from $.67 in the same period of the prior year. The improved performance was generated primarily by increased net interest income and a reduced provision for possible loan losses. Net loan charge-offs of $307,000 in the first quarter of 2002 were down significantly from net charge-offs of $1,393,000 in the first quarter of 2001. As a result, the provision for possible loan losses was reduced to $1,511,000 from $2,536,000 in the first quarter of 2001. Total noninterest income declined slightly while noninterest expense rose slightly from previous year levels.

     For the quarter, the Company's return on average assets was 1.50%, up from 1.30% in the first quarter of 2001. The Company's return on equity was 18.96%, up from 17.41% in the first three months of 2001. Total assets at March 31, 2002 were $2.042 billion, total loans were $1.525 billion and deposits were $1.692 billion at the Company's eight bank locations. At March 31, 2002, total equity capital was $162.1 million or 7.94% of assets.

NET INTEREST INCOME
-------------------
     The following discussion and tables set forth the composition of average interest-earning assets and interest-bearing liabilities along with accompanying interest income, expense, yields and rates, on a tax-equivalent basis. The tax-equivalent adjustments were approximately $65,000 and $69,000, for the three months ended March 31, 2002 and 2001, respectively. Net interest income on a tax-equivalent basis, divided by average interest-earning assets, represents the Company's net interest margin.

Three months ended March 31, 2002 and 2001
------------------------------------------
     Total tax-equivalent interest income for the three months ended March 31, 2002 was $28,298,000, down $10,114,000 compared to the same period in 2001. The $107 million increase in the volume of average loans outstanding was primarily responsible for limiting the decline in total interest earnings brought about by the sharply lower interest rate environment. Overall asset yields were 5.90% in the first quarter of 2002, down
                                  9
from 8.29% in the first quarter of 2001. Funding the Company's asset growth was a combination of increased interest-bearing and noninterest-bearing deposits and internally generated capital in the form of additional retained earnings.

     Total interest expense for the first quarter of 2002 was $10,120,000, down $11,419,000 from $21,539,000 in the first quarter of 2001. Lower rates were paid on nearly all interest bearing liabilities in the first quarter of 2002 compared to 2001. Overall rates paid on total interest bearing liabilities declined to 2.43% from 5.25% in the first quarter of 2001.

     Total tax-equivalent net interest income increased $1,305,000 primarily due to the increase in average loans outstanding. The impact of lower yields earned and interest rates paid reduced both interest earnings and interest expense by a similar amount. The Company's net interest margin improved slightly to 3.78% from 3.63% in the first quarter of 2002 as overall asset yields declined less than liability rates paid.

                                           AVERAGE BALANCES, INTEREST AND RATES
                                                                            Three Months Ended March 31,
                                                ------------------------------------------------------------------------------
                                                                     2002                                    2001
                                                --------------------------------------    ------------------------------------
                                                                 Interest                                Interest
                                                    Average       Income/       Yield/       Average      Income/        Yield/
                                                    Balance       Expense         Rate       Balance      Expense          Rate
                                                ----------     ----------  ----------    ----------    ----------   ----------
                                                                       (dollars in thousands)
Assets
Interest-earning assets:
     Loans(1) (2)
          Taxable                               $1,484,655        $23,579        6.43%   $1,377,954       $30,515         8.97%
          Tax-exempt(3)                              1,926             52       10.92         1,979            53        10.92
     Held to maturity securities
          Taxable                                   74,192          1,246        6.72        83,739         1,390         6.64
          Tax-exempt(3)                              6,483            159        9.80         6,852           170         9.94
     Available for sale securities                 310,290          2,933        3.80       308,610         4,951         6.43
     Trading account securities                        356              5        5.41         1,318            20         6.09
     Federal Funds sold and other short-
          term investments                          63,250            324        2.08        94,219         1,313         5.65
                                                ----------     ----------                ----------    ----------
         Total interest-earning assets          $1,941,152         28,298        5.90%   $1,874,671        38,412         8.29%
                                                               ----------                              ----------
Noninterest-earning assets:
     Cash and due from banks                        37,922                                   32,262
     Bank premises and equipment                    39,481                                   41,357
     Other assets                                   28,648                                   33,289
     Allowance for possible loan losses            (26,094)                                 (24,663)
                                                ----------                               ----------
         Total assets                           $2,021,109                               $1,956,916
                                                ==========                               ==========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
     NOW accounts                                  $35,921            $46        0.52%      $28,689           $75         1.05%
     Money market accounts                       1,079,775          4,417        1.66     1,096,567        13,916         5.15
     Savings deposits                               45,498            223        1.99        28,071           206         2.98
     Time deposits of $100,000 or more              47,711            458        3.90        52,868           791         6.07
     Other time deposits                           314,283          3,282        4.23       299,440         4,393         5.95
                                                ----------     ----------                ----------    ----------

          Total interest-bearing deposits        1,523,188          8,426        2.24     1,505,635        19,381         5.22
     Federal funds purchased, repurchase
       agreements and other short-term
       borrowings                                   48,638            114        0.95        57,612           749         5.27
     Long-term borrowings                          100,000          1,312        5.32        85,222         1,105         5.26
     Capital trust debentures                       14,950            268        7.17        14,950           304         8.12
                                                ----------     ----------                ----------    ----------
          Total interest-bearing liabilities     1,686,776         10,120        2.43%    1,663,419        21,539         5.25
                                                ----------     ----------                ----------    ----------
Noninterest-bearing liabilities:
     Demand deposits                               164,966                                  138,002
     Other liabilities                               8,967                                    8,901
Shareholders' equity                               160,400                                  146,594
                                                ----------                               ----------
         Total liabilities and
          shareholders' equity                  $2,021,109                               $1,956,916
                                                ==========                               ==========
          Net interest income                                     $18,178                                 $16,873
                                                               ==========                              ==========
          Net interest margin                                                    3.78%                                    3.63%
                                                                           ==========                               ==========

---------------------

(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received.
(2) Interest income on loans includes loan fees, which were not material to any period presented.
(3) Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $65,000 and $69,000 for the three months ended March 31, 2002 and 2001, respectively.

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

   CHANGES IN INTEREST INCOME AND EXPENSE, VOLUME AND RATE VARIANCES
                                                          Three Months Ended
                                                            March 31, 2002
                                                              Compared to
                                                            March 31, 2001
                                             --------------------------------------------------
                                               Increase (decrease) attributable to change in:
                                             --------------------------------------------------
                                                                   Yield/        Net
                                                     Volume        Rate         Change
                                                   --------      --------     --------
                                                           (dollars in thousands)

Interest earned on:
     Loans(1) (2)                                   $2,211       $(9,148)     $(6,937)
     Held to maturity securities:
          Taxable                                     (161)           17         (144)
          Tax-exempt(1)                                 (9)           (2)         (11)
     Available for sale securities                      26        (2,044)      (2,018)
     Trading account securities                        (13)           (2)         (15)
     Federal funds sold and other short-
          term investments                            (338)         (651)        (989)
                                                   --------      --------     --------

          Total interest income                      1,716       (11,830)     (10,114)
                                                   --------      --------     --------
Interest paid on:
     NOW accounts                                       15           (44)         (29)
     Money market accounts                            (210)       (9,289)      (9,499)
     Savings                                           101           (84)          17
     Time deposits of $100,000 or more                 (71)         (262)        (333)
     Other time deposits                               209        (1,320)      (1,111)
     Federal funds purchased, repurchase
          agreements and other short-term
          borrowings                                   (75)         (560)        (635)
     Long-term borrowings                              204           (33)         171
                                                   --------      --------     --------
          Total interest expense                       173       (11,592)     (11,419)
                                                   --------      --------     --------
         Net interest income                        $1,543         $(238)      $1,305
                                                   ========      ========     ========

---------------------
(1) Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The approximate tax-equivalent adjustment was $65,000 and $69,000 for the three months ended March 31, 2002 and 2001.

(2) Average balances included nonaccrual loans.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------
The provision for possible loan losses for the first quarter of 2002 was $1,511,000, down from $2,536,000 for the same period in 2001. Net loan charge offs of only $307,000 in the first quarter of 2002 compared with net loan charge-offs of $1,393,000 in the first three months of 2001 reduced the provision expense.

The allowance for possible loan losses was $27,007,000 or 1.77% of loans outstanding at March 31, 2002. This compared to $25,803,000 at the end of 2001 and $25,159,000 at March 31, 2001. In management's judgment, the allowance for possible loan losses is considered adequate to absorb potential losses in the loan portfolio.

The following table summarizes, for the periods indicated, activity in the allowance for possible loan losses:

         Summary of Loan Loss Experience and Related Information
         -------------------------------------------------------

                                                     Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                       2002          2001
                                                    ----------  ---------
                                                    (dollars in thousands)
Allowance for possible loan losses
     (beginning of period)                         $25,803       $24,016
Loans charged off                                     (433)       (1,975)
Recoveries of loans previously charged off             126           582
                                                  --------      --------
Net loan (charge offs) recoveries                     (307)       (1,393)
                                                  --------      --------
Provision for possible loan losses                   1,511         2,536
                                                  --------      --------
 Allowance for possible loan losses
     (end of period)                               $27,007       $25,159
                                                  ========      ========
Loans outstanding:
     Average                                    $1,486,581    $1,379,933
     End of period                               1,525,135     1,395,891
Ratio of allowance for possible
     loan losses to loans outstanding:
     Average                                          1.82%         1.82%
     End of period                                    1.77%         1.80%

Ratio of net charge-offs to
average loans outstanding, annualized:                0.08%         0.40%

The following table summarizes nonperforming assets at the dates indicated:

                                                  March 31,  December 31,    March 31,
                                                    2002          2001         2001
                                                ----------    ----------   ----------
                                                           (dollars in thousands)
Nonaccrual loans                                    $8,106        $8,625       $8,928
Loans past due 90 days or more                       1,089
Restructured loans                                     666           459          200
                                                ----------    ----------   ----------
     Total nonperforming loans                       9,861         9,084        9,128
Other real estate                                       10            10           10
                                                ----------    ----------   ----------
    Total nonperforming assets                     $9,871        $9,094       $9,138
                                                ==========    ==========   ==========
Loans, net of unearned discount                 $1,525,135    $1,475,868   $1,395,891
Allowance for possible loan losses to loans           1.77%         1.75%        1.80%
Nonperforming loans to loans                           .65           .62          .65
Allowance for possible loan losses
     to nonperforming loans                         273.88        284.05       275.62
Nonperforming assets to loans
     and foreclosed assets                             .65           .62          .65


NONINTEREST INCOME
------------------
For the first quarter of 2002 total noninterest income was $4,395,000, down slightly from $4,510,000 in the same period in 2001. Large fluctuations in the components included gains on sales of securities of $1,030,000 in 2002 compared with gains of $3,404,000 in the first quarter of 2001. In early 2001, the Company entered into an economic hedge transaction to reduce the Banks' exposure to rising interest rates. As interest rates declined in the first quarter of 2001, losses on derivative contracts of $1,348,000 were incurred. In the first quarter of 2002 similar types of derivative contracts generated gains of $735,000.


NONINTEREST EXPENSE
-------------------
Total noninterest expense for the first quarter of 2002 was $9,062,000, up $396,000 from $8,666,000 in the first three months of 2001. Increased compensation due to additional personnel and merit raises plus higher benefit costs, were primarily responsible for the increase in overhead costs. Overall, the Company's efficiency ratio improved slightly to 40.15% from 40.53% in the first quarter of 2001.

CAPITAL MANAGEMENT AND RESOURCES
--------------------------------
     As of March 31, 2002, the Company's total shareholders' equity was $162.1 million. New capital was provided by the Company's first quarter net earnings and by the exercise of stock options. Offsetting the Company's capital accumulation were the payments of cash dividends on common stock, the repurchase of 53,000 shares of common stock in connection with the Company's stock repurchase plan, and unrealized losses, net of tax on available for sale securities.

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

     These regulatory guidelines require that Tier 1 capital equal or exceed 4.00% of risk-weighted assets, and that the risk-based capital ratio equal or exceed 8.00%. As of March 31, 2002 and December 31, 2001 the Company's Tier 1 capital was 10.75% and 10.59% of risk-weighted assets, and total risk-based capital was 12.00% and 11.85% of risk-weighted assets, respectively.

     The minimum acceptable ratio of Tier 1 capital to total assets, or leverage ratio, has been established at 3.00%. As of March 31, 2002 and December 31, 2001, the Company's leverage ratio was 8.75% and 8.17%, respectively.

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




                        MISSISSIPPI VALLEY BANCSHARES, INC.
                        -----------------------------------
                                   (Registrant)


Date: May 10,2002           /s/ Paul M. Strieker
      -----------           --------------------

                            Paul M. Strieker, Executive Vice
                            President, Controller and Chief
                            Financial Officer (on behalf of
                            the Registrant and as Principal
                            Financial and Accounting Officer)