Form 10-Q
period 2002-06-30
MISSISSIPPI VALLEY BANCSHARES INC
filed 2002-08-13
CIK 809352

                               FORM 10-Q

                             UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 2002
                               ----------------------------------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ------------------

                      Commission file number 0-22008
                                             -------

                     MISSISSIPPI VALLEY BANCSHARES, INC.
      ----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                     MISSOURI                           43-1336298
-----------------------------------------------    -------------------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)

  13205 Manchester Road, St. Louis, Missouri              63131
-----------------------------------------------    -------------------
   (Address of principal executive offices)             (Zip Code)

(Registrant's telephone number, including area code)  (314) 543-3512
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
                                                        ---    ---

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF JULY 19, 2002:


Common Stock, $1.00 par value                       9,567,812
-----------------------------                    ----------------
            Class                                Number of Shares

    THIS DOCUMENT CONSTITUTES PART OF A PROSPECTUS COVERING SECURITIES THAT HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933.

                     MISSISSIPPI VALLEY BANCSHARES, INC.
                     -----------------------------------


                                    INDEX
                                    -----

                                                                    Page No.
                                                                    --------

PART I.  FINANCIAL INFORMATION
         ---------------------

         ITEM 1.  Financial Statements

                  Condensed Consolidated Balance Sheets --
                       June 30, 2002 and December 31, 2001             3

                  Condensed Consolidated Statements of
                       Income -- Quarters Ended June 30, 2002
                       and June 30, 2001
                                                                       4
                  Consolidated Statements of Changes in
                       Shareholders' Equity -- Six Months
                       Ended June 30, 2002 and June 30, 2001           5

                  Condensed Consolidated Statements of
                       Cash Flows -- Six Months Ended
                       June 30, 2002 and June 30, 2001                 6

                  Notes to Condensed Consolidated
                       Financial Statements                           7-8


         ITEM 2.  Management's Discussion and Analysis
                       of Results of Operations and
                       Financial Condition                            9-16


PART II. OTHER INFORMATION
         -----------------

         ITEM 4.  Submission of Matters to a Vote of
                       Security Holders                                17

         ITEM 6.  Exhibits and Reports on Form 8-K                   17-18

SIGNATURE                                                              19
---------

PART I.  FINANCIAL INFORMATION
------------------------------

    ITEM 1.                  FINANCIAL STATEMENTS
    -------                  ---------------------


                       MISSISSIPPI VALLEY BANCSHARES, INC.
                       -----------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                    June 30,      December 31,
                                                      2002            2001
                                                                 (Derived from
                                                  (Unaudited)  Audited Statements)
                                                  ------------ -------------------
                                                      (dollars in thousands)
ASSETS
------
   Cash and due from banks                         $   43,308      $   49,173
   Federal funds sold                                  79,500          16,500
   Held to maturity securities
     (fair value of $76,277 and
          $85,095, respectively)                       72,715          80,926
   Available for sale securities                      224,409         381,536
   Trading account securities                                             477
   Loans, net of
       unearned income                              1,570,578       1,475,868
   Allowance for possible loan losses                  27,739          25,803
                                                  ------------    ------------
                 Net loans                          1,542,839       1,450,065
   Premises and equipment                              38,537          39,812
   Other assets                                        57,772          36,588
                                                  ------------    ------------

                         TOTAL ASSETS              $2,059,080      $2,055,077
                                                  ============    ============
LIABILITIES
-----------
   Deposits:
     Non-interest bearing                          $  179,576      $  179,886
     Interest bearing                               1,510,239       1,548,401
                                                  ------------    ------------
           Total deposits                           1,689,815       1,728,287
   Securities sold under agreements
       to repurchase                                   46,090          35,400
   Other short-term borrowings                          3,071          10,298
   Long-term borrowings                               100,000         100,000
   Guaranteed preferred beneficial interests
       in subordinated debentures                      14,950          14,950
   Other liabilities                                   34,452          10,966
                                                  ------------    ------------

                   TOTAL LIABILITIES                1,888,378       1,899,901
                                                  ------------    ------------
SHAREHOLDERS' EQUITY
--------------------
   Common stock-par value $1
      Authorized 30,000,000 shares,
        issued 10,273,012 in 2002
        and 10,022,062 in 2001                         10,273          10,022
   Capital surplus                                     35,595          27,959
   Retained earnings                                  150,165         137,770
   Accumulated other comprehensive income (loss)         (597)          2,084
   Treasury stock, at cost, 733,200 shares
        at June 30, 2002 and 680,200 shares
        at December 31, 2001                          (24,734)        (22,659)
                                                  ------------    ------------
       TOTAL SHAREHOLDERS' EQUITY                     170,702         155,176
                                                  ------------    ------------
       TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY                  $2,059,080      $2,055,077
                                                  ============    ============


See accompanying notes.

                            MISSISSIPPI VALLEY BANCSHARES, INC.
                            -----------------------------------
                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        -------------------------------------------
                                        (UNAUDITED)

                                                      Quarter Ended       Six Months Ended
                                                         June 30               June 30
                                                  --------------------  --------------------
                                                     2002       2001       2002       2001
                                                  ---------  ---------  ---------  ---------
                                                 (dollars in thousands, except per share data)

Interest income:
    Interest and fees on loans                     $24,931    $29,349    $48,544    $59,899
    Held to maturity securities:
       Taxable                                       1,170      1,391      2,416      2,781
       Tax-exempt                                      110        118        222        237
    Available for sale securities                    2,021      5,014      4,954      9,965
    Other                                              446        917        775      2,250
                                                  ---------  ---------  ---------  ---------

                      TOTAL INTEREST INCOME         28,678     36,789     56,911     75,132
                                                  ---------  ---------  ---------  ---------

Interest expense:
    Deposits                                         8,418     16,657     16,844     36,038
    Short-term borrowings                              128        486        242      1,235
    Long-term borrowings                             1,596      1,572      3,176      2,981
                                                  ---------  ---------  ---------  ---------

                     TOTAL INTEREST EXPENSE         10,142     18,715     20,262     40,254
                                                  ---------  ---------  ---------  ---------

                        NET INTEREST INCOME         18,536     18,074     36,649     34,878
Provision for possible loan losses                   1,189      4,103      2,700      6,639
                                                  ---------  ---------  ---------  ---------

                  NET INTEREST INCOME AFTER
         PROVISION FOR POSSIBLE LOAN LOSSES         17,347     13,971     33,949     28,239
                                                  ---------  ---------  ---------  ---------

Other income:
    Service charges                                    688        665      1,386      1,301
    Securities gains/(losses), net on:
       Sales of available for sale securities        2,961        157      3,991      3,561
    Trading profits (losses) and commissions        (1,662)     3,654       (388)     2,944
    Other                                            1,334      1,040      2,727      2,220
                                                  ---------  ---------  ---------  ---------
                                                     3,321      5,516      7,716     10,026
                                                  ---------  ---------  ---------  ---------

Other expenses:
    Employee compensation and
       other benefits                                4,609      4,652      9,222      8,913
    Net occupancy                                      620        677      1,241      1,357
    Equipment                                          727        701      1,423      1,377
    Advertising                                        396        322        829        839
    Other                                            2,555      2,509      5,254      5,041
                                                  ---------  ---------  ---------  ---------
                                                     8,907      8,861     17,969     17,527
                                                  ---------  ---------  ---------  ---------

                 INCOME BEFORE INCOME TAXES         11,761     10,626     23,696     20,738
Income taxes                                         4,322      3,855      8,654      7,588
                                                  ---------  ---------  ---------  ---------

                                 NET INCOME        $ 7,439    $ 6,771    $15,042    $13,150
                                                  =========  =========  =========  =========

Earnings per common share:
          Basic                                    $   .79    $   .72    $  1.60    $  1.40
          Diluted                                  $   .78    $   .71    $  1.58    $  1.38

See accompanying notes.

                                                 MISSISSIPPI VALLEY BANCSHARES, INC.
                                                 -----------------------------------
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     ----------------------------------------------------------
                                                 YEAR TO DATE JUNE 30, 2002 AND 2001
                                                             (UNAUDITED)

                                                       (Dollars in Thousands)

                                                                                     Accumulated
                                                                                        Other                 Total
                                             Common Stock                           Comprehensive             Share-
                                             ------------       Capital   Retained      Income    Treasury   holders' Comprehensive
                                           Shares     Amount    Surplus   Earnings      (Loss)      Stock     Equity     Income
                                        ------------ --------- --------- ---------- ------------- ---------- -------- -------------

2001

Balance at Jan. 1, 2001                   9,807,312   $ 9,807   $22,606   $115,619     $ 7,011   $(13,778)  $141,265    $
Net Income                                                                  13,150                            13,150     13,150
Issuance of common stock                    145,350       145     3,412                                        3,557
Treasury stock purchased                                                                           (1,094)    (1,094)
Cash dividends on:
   common stock                                                             (2,078)                           (2,078)
Unrealized loss, on available
  for sale securities                                                                     (890)                 (890)      (890)
                                        ------------ --------- --------- ----------   --------- ---------- ----------  ---------

Balance at June 30, 2001                  9,952,662   $ 9,952   $26,018   $126,691     $ 6,121   $(14,872)  $153,910
                                        ============ ========= ========= ==========   ========= ========== ==========

Comprehensive Income                                                                                                    $12,260
                                                                                                                       =========



2002

Balance at Jan. 1, 2002                  10,022,062   $10,022   $27,959   $137,770     $ 2,084   $(22,659)  $155,176    $
Net Income                                                                  15,042                            15,042     15,042
Issuance of common stock                    250,950       251     7,636                                        7,887
Treasury stock purchased                                                                           (2,075)    (2,075)
Cash dividends on:
   common stock                                                             (2,647)                           (2,647)
Unrealized loss, on available
  for sale securities, net of tax                                                       (2,489)               (2,489)    (2,489)
Unrealized loss, on hedging
  activities, net of tax                                                                  (192)                 (192)      (192)
                                        ------------ --------- --------- ----------   --------- ---------- ----------  ---------

Balance at June 30, 2002                 10,273,012   $10,273   $35,595   $150,165     $  (597)  $(24,734)  $170,702
                                        ============ ========= ========= ==========   ========= ========== ==========

Comprehensive Income                                                                                                    $12,361
                                                                                                                       =========


See accompanying notes


                        MISSISSIPPI VALLEY BANCSHARES, INC.
                        -----------------------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -----------------------------------------------
                                   (UNAUDITED)
                                                                Six Months Ended
                                                                    June 30,
                                                            ------------------------
                                                                2002         2001
                                                            -----------  -----------
                                                             (dollars in thousands)
OPERATING ACTIVITIES
--------------------
   Net income                                                $  15,042    $  13,150
   Adjustments to reconcile net income to net
     cash provided by operating activities:

       Provision for possible loan losses                        2,700        6,639
       Provision for depreciation and amortization               2,211        2,040
       Accretion of discounts and amortization of
         premiums on securities                                 (1,530)      (1,799)
       Realized securities gains, net                           (3,991)      (3,561)
       Net decrease in trading account securities                  477          113
       Net decrease in interest receivable                       3,265        1,571
       Increase (decrease) in interest payable                     128         (973)
       Other, net                                                  578       (5,726)
                                                            -----------  -----------
          NET CASH PROVIDED BY
            OPERATING ACTIVITIES                                18,880       11,454
                                                            -----------  -----------
INVESTING ACTIVITIES
--------------------
   Proceeds from maturities of held to maturity securities       8,503          230
   Purchases of available for sale securities                 (173,369)    (114,808)
   Purchases of held to maturity securities
   Proceeds from maturities of available
     for sale securities                                       283,090       32,000
   Proceeds from sales and paydowns of
     available for sale securities                              48,808       79,740
   Purchases of premises and equipment                            (227)      (1,352)
   Increase in loans outstanding, net                          (95,474)     (52,734)
                                                            -----------  -----------
      NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES                                    71,331      (56,924)
                                                            -----------  -----------
FINANCING ACTIVITIES
--------------------
   Net increase (decrease) in deposits                         (38,472)      42,005
   Net increase (decrease) in repurchase agreements
     and other short-term borrowings                             3,463      (39,756)
   Increase in long-term borrowings                                         100,000
   Proceeds from sale of common stock                            6,655        2,814
   Purchase of treasury stock                                   (2,075)      (1,094)
   Cash dividends                                               (2,647)      (2,078)
                                                            -----------  -----------
      NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                                   (33,076)     101,891
                                                            -----------  -----------
          INCREASE IN CASH
            AND CASH EQUIVALENTS                                57,135       56,421

Cash and cash equivalents at beginning of period                65,673       38,913
                                                            -----------  -----------
          CASH AND CASH EQUIVALENTS
            AT END OF PERIOD                                 $ 122,808    $  95,334
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

2.       Comprehensive Income

         Following is a summary of other comprehensive income components and related income tax effects:

                                   For the Six Months Ended June 30, 2002
                                   --------------------------------------
                                            Before-Tax                   Tax                     Net-of-Tax
                                              Amount              Expense (Benefit)                Amount
                                            ----------            -----------------              -----------
                                                                (dollars in thousands)
Unrealized gains on available
     for sale securities                      $   161                 $    56                      $   105

Less: reclassification adjustment
     for gains realized in net
     income                                     3,991                   1,397                        2,594

Unrealized loss on hedging activity              (295)                   (103)                        (192)
                                             ---------               ---------                    ---------

Net unrealized losses                          (4,125)                 (1,444)                      (2,681)
                                             ---------               ---------                    ---------

Other comprehensive income (loss)             $(4,125)                $(1,444)                     $(2,681)
                                             =========               =========                    =========

                                   For the Six Months Ended June 30, 2001
                                   --------------------------------------
                                                                          Tax
                                            Before-Tax                  Expense                  Net-of-Tax
                                              Amount                   (Benefit)                   Amount
                                            ----------                 ---------                 -----------
                                                                (dollars in thousands)
Unrealized gains on
     available for sale securities            $ 2,192                 $   767                      $ 1,425

Less: reclassification adjustment
     for gains realized in net
     income                                     3,561                   1,246                        2,315
                                             ---------               ---------                    ---------

Net unrealized losses                          (1,369)                   (479)                        (890)
                                             ---------               ---------                    ---------
Other comprehensive
     income (loss)                            $(1,369)                $  (479)                     $  (890)
                                             =========               =========                    =========

3.       Earnings per Share

         Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding.

                                                              Three Months Ended                        Six Months Ended
                                                                   June 30,                                 June 30,
                                                       -------------------------------          -------------------------------
                                                           2002              2001                   2002               2001
                                                       ------------       ------------          ------------       ------------
                                                                   (dollars in thousands, except per share data)
BASIC:

Average common shares outstanding                        9,459,622          9,456,780             9,428,231          9,420,735
                                                       ============       ============          ============       ============

Net income                                              $    7,439         $    6,771            $   15,042         $   13,150
                                                       ============       ============          ============       ============

Basic earnings per common share                         $      .79         $      .72            $     1.60         $     1.40
                                                       ============       ============          ============       ============


         Diluted earnings per share gives effect to the weighted average shares outstanding and average dilutive common share equivalents outstanding.

                                                              Three Months Ended                        Six Months Ended
                                                                   June 30,                                 June 30,
                                                       -------------------------------          -------------------------------
                                                           2002              2001                    2002              2001
                                                       ------------       ------------          ------------       ------------
                                                                   (dollars in thousands, except per share data)

DILUTED:

Average common shares outstanding                        9,459,622          9,456,780             9,428,231          9,420,735
Average common stock equivalents of
     options outstanding--based on the
     treasury stock method using market price              121,871            122,599               110,866            118,256
                                                       ------------       ------------          ------------       ------------
                                                         9,581,493          9,579,379             9,539,097          9,538,991
                                                       ============       ============          ============       ============


Net income                                              $    7,439         $    6,771            $   15,042         $   13,150
                                                       ============       ============          ============       ============

Diluted earnings per common share                       $      .78         $      .71            $     1.58         $     1.38
                                                       ============       ============          ============       ============

4.       Acquisition of Mississippi Valley Bancshares, Inc.

         On June 17, 2002, the Company and Marshall & Ilsley Corporation (M&I) entered into a definitive agreement pursuant to which M&I will, subject to shareholder and regulatory approvals, acquire the Company.

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

SUMMARY OF EARNINGS
-------------------

         Consolidated net income for the second quarter of 2002 was $7,439,000, up $668,000 or 9.9% from $6,771,000 earned during the second quarter of 2001. On a per share basis, net income was $.78 in the second quarter of 2002, up from $.71 in the same period in 2001. Increased net interest income and a reduced provision for possible loan losses were primarily responsible for the improved performance. Partially offsetting those advances was a downturn in total noninterest income.

         Net income for the first half of 2002 was $15,042,000, up $1,892,000 or 14.4% from $13,150,000 for the first half of 2001. On a per share basis, net income was $1.58, up from $1.38 in the first half of 2001. Greater net interest income and a sharply lower provision for loan losses were the primary contributors to the improved performance. The Company's loan loss provision declined to $2,700,000 from $6,639,000 for the first six months of 2001 primarily because net loan charge-offs of $764,000 were down from net charge-offs of $2,818,000 in 2001. Total noninterest income was $7,716,000 for the first six months of 2002, down from $10,026,000 in the same period in 2001 due primarily to losses on interest rate derivative contract transactions of $1,496,000 in 2002 compared with gains of $1,516,000 on similar transactions in 2001. Total noninterest expenses rose only slightly from previous year levels.

         For the quarter and six months ended June 30, 2002, the Company's return on average assets was 1.47% and 1.49% compared with 1.35% and 1.33% in the same periods in 2001, respectively. At June 30, 2002, total equity capital was $170,702,000, up from $153,910,000 at June 30, 2001. The
Company's return on average equity was 17.76% and 18.34% for the quarter and six months ended June 30, 2002, up from 17.59% and 17.50% for the same periods in 2001, respectively. Total assets were $2,059,080,000 with loans up to $1,570,578,000 at the end of June 2002.

NET INTEREST INCOME
-------------------

         The following discussion and tables set forth the composition of average interest-earning assets and interest-bearing liabilities along with accompanying interest income, expense, yields and rates, on a tax-equivalent basis. The tax-equivalent adjustments were approximately $63,000, $68,000, $128,000 and $138,000 for the three months and the six months ended June 30, 2002 and 2001, respectively. Net interest income on a tax-equivalent basis, divided by average interest earning assets represents the Company's net interest margin.

Three Months Ended June 30, 2002 and 2001
-----------------------------------------

         Total tax-equivalent interest income for the three months ended June 30, 2002 was $28,741,000, down $8,116,000 compared to the same period in 2001. The 176 basis point decline in yields earned was primarily responsible for the decrease in interest earnings. Offsetting a portion of the yield related income decline was the effect of the $139 million increase in the volume of average loans outstanding. Funding the loan growth were proceeds from the sales and maturities of investment securities. Overall asset yields were 5.92% in the second quarter of 2002, down from 7.68% earned in the same period in 2001.

         Total interest expense for the second quarter of 2002 was $10,142,000, down $8,573,000 from $18,715,000 in the second three months of
2001. With average interest bearing deposits down only slightly from second quarter 2001 levels, nearly all the reduced interest expense costs were attributable to the lower rates paid on deposits and short-term borrowings in 2002. Rates paid on total interest bearing liabilities declined to 2.42% in 2002 compared with 4.41% in the second quarter of 2001.

         Overall tax-equivalent net interest income increased $457,000 because interest expense declined to a slightly greater extent than did interest income. The Company's net interest margin rose to 3.83%, up 5 basis points from 3.78% in the same period in 2001.

Six Months Ended June 30, 2002 and 2001
---------------------------------------

         Total tax-equivalent interest income for the first six months of 2002 was $57,039,000, down $18,231,000 from $75,270,000 in the same period in 2001. The reduced yields earned of 5.91% in the first half of 2002 were down from 7.98% in the same period in 2001 and were primarily responsible for the interest earnings decline. Limiting the interest earnings decline resulting from the lower rate environment was the increased interest earnings generated by the $123 million increase in average loans in the first half of 2002. Funding the loan growth in the first half of 2002 were proceeds from the sales and maturities of investment securities and greater non-interest bearing deposits.

         Total interest expense for the first half of 2002 was $20,262,000, down $19,992,000 from $40,254,000 in the same period in 2001. Nearly all the decrease in interest expense resulted from the lower rates paid on interest bearing liabilities in 2002. Overall rates paid on total interest bearing liabilities declined to 2.43% from 4.82% in the first six months of 2001.

         In summary, total tax-equivalent net interest income increased $1,761,000 as the decline in interest expense exceeded the decline in interest income. The Company's net interest margin for the first six months of 2002 was 3.81%, up from 3.71% in the same period in 2001.

                                             AVERAGE BALANCES, INTEREST AND RATES

                                                                             THREE MONTHS ENDED JUNE 30,
                                                     -------------------------------------------------------------------------
                                                                      2002                                   2001
                                                     ----------------------------------    -----------------------------------
                                                                    INTEREST                               INTEREST
                                                       AVERAGE      INCOME/      YIELD/       AVERAGE       INCOME/     YIELD/
                                                       BALANCE      EXPENSE      RATE         BALANCE       EXPENSE      RATE
                                                     ------------   ---------   -------     ------------   ---------   -------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans(1) (2)
    Taxable......................................     $1,549,163     $24,896      6.44%      $1,410,059     $29,315      8.34%
    Tax-exempt(3)................................          1,911          52     10.92            1,966          53     10.92
  Held to maturity securities
    Taxable......................................         69,516       1,170      6.73           83,851       1,391      6.64
    Tax-exempt(3)................................          6,338         155      9.79            6,729         167      9.91
  Available for sale securities..................        226,477       2,022      3.57          342,452       5,015      5.86
  Trading account securities.....................            523           7      5.23            1,198          18      6.22
  Federal Funds sold and other short-term
    investments..................................         91,078         439      1.94           76,888         898      4.69
                                                     ------------   ---------               ------------   ---------
          Total interest-earning assets..........      1,945,006      28,741      5.92        1,923,143      36,857      7.68
                                                                    ---------                              ---------
Noninterest-earning assets:
  Cash and due from banks........................         37,939                                 32,036
  Bank premises and equipment....................         38,854                                 41,234
  Other assets...................................         26,381                                 34,647
  Allowance for possible loan losses.............        (27,336)                               (25,985)
                                                     ------------                           ------------
          Total assets...........................     $2,020,844                             $2,005,075
                                                     ============                           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  NOW accounts...................................     $   37,102     $    48      0.52%      $   30,124     $    76      1.01%
  Money market accounts..........................      1,013,399       4,159      1.65        1,118,424      11,332      4.06
  Savings deposits...............................         58,459         291      1.99           29,227         216      2.96
  Time deposits of $100,000 or more..............         54,321         519      3.84           51,501         673      5.24
  Other time deposits............................        346,963       3,401      3.93          305,174       4,360      5.73
                                                     ------------   ---------               ------------   ---------
      Total interest-bearing deposits............      1,510,244       8,418      2.24        1,534,450      16,657      4.35
  Federal funds purchased, repurchase
    agreements and other short-term borrowings...         52,215         129      0.99           52,608         486      3.71
  Long-term borrowings...........................        100,000       1,327      5.32          100,000       1,327      5.32
  Guaranteed Preferred Beneficial
    Interests in Subordinated Debentures.........         14,950         268      7.19           14,950         245      6.57
                                                     ------------   ---------               ------------   ---------
      Total interest-bearing liabilities.........      1,677,409      10,142      2.42        1,702,008      18,715      4.41
                                                                    ---------                              ---------
Noninterest-bearing liabilities:
  Demand deposits................................        169,508                                140,430
  Other liabilities..............................          6,382                                  8,666
Shareholders' equity.............................        167,545                                153,971
                                                     ------------                           ------------
      Total liabilities and shareholders'
        equity...................................     $2,020,844                             $2,005,075
                                                     ============                           ============
      Net interest income........................                    $18,599                                $18,142
                                                                    =========                              =========
      Net interest margin........................                                 3.83%                                  3.78%
                                                                                =======                                =======

------------------------

(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received.
(2) Interest income on loans includes loan fees, which were not material to any period presented.
(3) Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $63,000 and $68,000 for the three months ended June 30, 2002 and 2001, respectively.

                                             AVERAGE BALANCES, INTEREST AND RATES

                                                                             SIX MONTHS ENDED JUNE 30,
                                                    --------------------------------------------------------------------------
                                                                      2002                                   2001
                                                    -----------------------------------    -----------------------------------
                                                                    INTEREST                               INTEREST
                                                       AVERAGE      INCOME/      YIELD/       AVERAGE       INCOME/     YIELD/
                                                       BALANCE      EXPENSE      RATE         BALANCE       EXPENSE      RATE
                                                     ------------   ---------   -------     ------------   ---------   -------
                                                                                 (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Loans(1) (2)
    Taxable......................................     $1,517,087     $48,476      6.44%      $1,394,095     $59,830      8.65%
    Tax-exempt(3)................................          1,918         104     10.92            1,972         107     10.92
  Held to maturity securities
    Taxable......................................         71,841       2,416      6.73           83,796       2,781      6.64
    Tax-exempt(3)................................          6,410         314      9.79            6,790         337      9.93
  Available for sale securities..................        268,152       4,954      3.70          325,624       9,965      6.13
  Trading account securities.....................            440          12      5.30            1,258          38      6.15
  Federal Funds sold and other short-term
    investments..................................         77,241         763      1.99           85,506       2,212      5.22
                                                     ------------   ---------               ------------   ---------
          Total interest-earning assets..........      1,943,089      57,039      5.91        1,899,041      75,270      7.98
                                                                    ---------                              ---------
Noninterest-earning assets:
  Cash and due from banks........................         37,931                                 32,149
  Bank premises and equipment....................         38,166                                 41,295
  Other assets...................................         27,509                                 33,972
  Allowance for possible loan losses.............        (26,719)                               (25,328)
                                                     ------------                           ------------
          Total assets...........................     $2,020,976                             $1,981,129
                                                     ============                           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  NOW accounts...................................     $   36,515     $    94      0.52%      $   29,411     $   150      1.03%
  Money market accounts..........................      1,046,403       8,576      1.65        1,107,556      25,248      4.60
  Savings deposits...............................         52,015         514      1.99           28,652         422      2.97
  Time deposits of $100,000 or more..............         51,034         978      3.86           52,180       1,465      5.66
  Other time deposits............................        330,713       6,682      4.07          302,323       8,753      5.84
                                                     ------------   ---------               ------------   ---------
      Total interest-bearing deposits............      1,516,680      16,844      2.24        1,520,122      36,038      4.78
  Federal funds purchased, repurchase
    agreements and other short-term borrowings...         50,437         242      0.97           55,096       1,235      4.52
  Long-term borrowings...........................        100,000       2,639      5.32           92,652       2,432      5.29
  Guaranteed Preferred Beneficial
    Interests in Subordinated Debentures.........         14,950         537      7.18           14,950         549      7.34
                                                     ------------   ---------               ------------   ---------
      Total interest-bearing liabilities.........      1,682,067      20,262      2.43        1,682,820      40,254      4.82
                                                                    ---------                              ---------
Noninterest-bearing liabilities:
  Demand deposits................................        167,249                                139,223
  Other liabilities..............................          7,668                                  8,783
Shareholders' equity.............................        163,992                                150,303
                                                     ------------                           ------------
      Total liabilities and shareholders'
        equity...................................     $2,020,976                             $1,981,129
                                                     ============                           ============
      Net interest income........................                    $36,777                                $35,016
                                                                    =========                              =========
      Net interest margin........................                                 3.81%                                  3.71%
                                                                                =======                                =======


------------------------

(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts outstanding. Interest on nonaccrual loans is recorded when received.
(2) Interest income on loans includes loan fees, which were not material to any period presented.
(3) Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $128,000 and $138,000 for the six months ended June 30, 2002 and 2001, respectively.

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



                                  CHANGES IN INTEREST INCOME AND EXPENSE VOLUME AND RATE VARIANCES

                                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                  JUNE 30, 2002                          JUNE 30, 2002
                                                                   COMPARED TO                            COMPARED TO
                                                                  JUNE 30, 2001                          JUNE 30, 2001
                                                       ------------------------------------    -----------------------------------
                                                                      INCREASE (DECREASE) ATTRIBUTABLE TO CHANGE IN:
                                                       ---------------------------------------------------------------------------
                                                                     YIELD/         NET                     YIELD/          NET
                                                        VOLUME        RATE         CHANGE       VOLUME       RATE         CHANGE
                                                       ---------    ---------     ---------    ---------   ----------    ---------
                                                                                  (DOLLARS IN THOUSANDS)

INTEREST EARNED ON:
  Loans(1) (2)....................................      $ 2,692      $(7,112)      $(4,420)     $ 4,932     $(16,289)     $(11,357)
  Held to maturity securities:
    Taxable.......................................         (240)          19          (221)        (401)          36          (365)
    Tax-exempt(1).................................          (10)          (2)          (12)         (18)          (5)          (23)
  Available for sale securities...................       (1,389)      (1,604)       (2,993)      (1,544)      (3,467)       (5,011)
  Trading account securities......................           (8)          (3)          (11)         (22)          (4)          (26)
  Federal funds sold and other short-term
    investments...................................          143         (602)         (459)        (196)      (1,253)       (1,449)
                                                       ---------    ---------     ---------    ---------   ----------    ---------
      Total interest income.......................        1,188       (9,304)       (8,116)       2,751      (20,982)      (18,231)
                                                       ---------    ---------     ---------    ---------   ----------    ---------

INTEREST PAID ON:
  NOW accounts....................................           15          (43)          (28)          30          (86)          (56)
  Money market accounts...........................         (980)      (6,193)       (7,173)      (1,322)     (15,350)      (16,672)
  Savings.........................................          163          (88)           75          264         (172)           92
  Time deposits of $100,000 or more...............           35         (189)         (154)         (31)        (456)         (487)
  Other time deposits.............................          541       (1,500)         (959)         765       (2,836)       (2,071)
  Federal funds purchased, repurchase
    agreements and other short-term
    borrowings....................................            4         (361)         (357)         (73)        (920)         (993)
  Long-term borrowings............................                        23            23          206          (11)          195
                                                       ---------    ---------     ---------    ---------   ----------    ---------
      Total interest expense......................         (222)      (8,351)       (8,573)        (161)     (19,831)      (19,992)
                                                       ---------    ---------     ---------    ---------   ----------    ---------
      Net interest income.........................      $ 1,410      $  (953)      $   457      $ 2,912     $ (1,151)     $  1,761
                                                       =========    =========     =========    =========   ==========    ==========


------------------------

(1) Information is presented on a tax-equivalent basis assuming a tax rate of 35%. The approximate tax equivalent adjustments were $63,000, $68,000, $128,000 and $138,000 for the three months ended June 30, 2002 and 2001, and for the six months ended June 30, 2002 and 2001, respectively.

(2)  Average balances included nonaccrual loans.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

         The provision for possible loan losses for the second quarter of 2002 was $1,189,000, down from $4,103,000 last year. For the first half of 2002 the provision for possible loan losses was $2,700,000, down from $6,639,000 for the same period in 2001. Net loan charge-offs of $764,000 in the first half of 2002 were down from $2,818,000 in the same period in 2001.

         The allowance for possible loan losses was $27,739,000 or 1.77% of loans outstanding at June, 30, 2002. This compared to $25,803,000, or 1.75% of loans at the end of 2001, and $27,837,000 or 1.96% of loans outstanding at June 30, 2001. In management's judgement, the allowance for possible loan losses is adequate to absorb potential losses in the loan portfolio.

         The following table summarizes, for the periods indicated, activity in the allowance for possible loan losses:

                                         Summary of Loan Loss Experience and Related Information
                                         -------------------------------------------------------
                                                            Three Months Ended                         Six Months Ended
                                                                 June 30,                                  June 30,
                                                    ---------------------------------         --------------------------------
                                                        2002                 2001                 2002                2001
                                                    ------------         ------------         ------------        ------------
                                                                              (dollars in thousands)

Allowance for possible loan losses
 (beginning of period)                               $   27,007           $   25,159           $   25,803          $   24,016
Loans charged off                                          (846)              (2,452)              (1,279)             (4,428)
Recoveries of loans previously
 charged off                                                389                1,027                  515               1,610
                                                    ------------         ------------         ------------        ------------
    Net loans (charged off) recoveries                     (457)              (1,425)                (764)             (2,818)
                                                    ------------         ------------         ------------        ------------
Provision for possible loan losses                        1,189                4,103                2,700               6,639
                                                    ------------         ------------         ------------        ------------
Allowance for possible loan losses
 (end of period)                                     $   27,739           $   27,837           $   27,739          $   27,837
                                                    ============         ============         ============        ============

Loans outstanding:
  Average                                            $1,551,074           $1,412,025           $1,519,005          $1,396,067
  End of period                                       1,570,578            1,423,351            1,570,578           1,423,351

Ratio of allowance for possible
 loan losses to loans outstanding:
  Average                                                  1.79%                1.97%                1.83%               1.99%
  End of period                                            1.77                 1.96                 1.77                1.96

Ratio of net charge-offs to
 average loans outstanding, annualized:                     .12                  .40                  .10                 .40

      The following table summarizes nonperforming assets at the dates indicated:


                                        June 30,             December 31,         June 30,
                                         2002                    2001               2001
                                     ------------            ------------       ------------
Nonaccrual loans                      $   10,434              $    8,625         $    9,226
Loans past due 90 days or more                10                                          1
Restructured loans                            68                     459                256
                                     ------------            ------------       ------------
    Total nonperforming loans             10,512                   9,084              9,483
Other real estate                            455                      10                 10
                                     ------------            ------------       ------------
    Total nonperforming assets        $   10,967              $    9,094         $    9,493
                                     ============            ============       ============
Loans, net of unearned discount       $1,570,578              $1,475,868         $1,423,351
Allowance for possible loan
  losses to loans                           1.77%                   1.75%              1.96%
Nonperforming loans to loans                 .67                     .62                .67
Allowance for possible loan losses
  to nonperforming loans                  263.88                  284.05             293.55
Nonperforming assets to loans
  and foreclosed assets                      .70                     .62                .67


NONINTEREST INCOME
------------------

         For the second quarter of 2002 total noninterest income was $3,321,000, down from $5,516,000 in the same period in 2001. The Company had trading losses of $2,231,000 on interest- rate derivative contract transactions in the second quarter of 2002, compared with trading profits of $2,864,000 on similar activities in the second three months of 2001. More than offsetting the derivative trading losses were gains realized on sales of available for sale securities of $2,961,000 in 2002 while securities sales generated net gains of only $157,000 in the second quarter of 2001.

         For the first six months of 2002, total noninterest income was $7,716,000, down from $10,026,000 in the first half of 2001. Net losses on interest-rate derivative trading activities generated losses of $1,496,000 in 2002 compared with gains of $1,516,000 in 2001. Net gains of $3,991,000 were realized on securities sales in 2002, up from gains of $3,561,000 on sales of available for sale securities in the first half of 2001. A $580,000 write-down of certain investments in our venture capital subsidiary held down noninterest income in the first half of 2001 while 2002 had no similar write-downs.

NONINTEREST EXPENSE
-------------------

         Total noninterest expense for the second quarter of 2002 was $8,907,000, up $46,000 from $8,861,000 in the second three months of 2001.
For the first half of 2002 total noninterest expenses were $17,969,000, up $442,000 from the same period in 2001. Increased compensation due to additional personnel and merit raises were primarily responsible for the increase in overhead costs. Overall, the Company's efficiency ratio was 40.39% for the first six months of 2002 compared to 38.91% for the same period in 2001.

CAPITAL MANAGEMENT AND RESOURCES
--------------------------------

         As of June 30, 2002, the Company's total shareholders' equity was $170.7 million. New capital was provided in the first six months of 2002 by the Company's net earnings and by the exercise of stock options. Offsetting the Company's capital accumulation were the payments of cash dividends on common stock, the repurchase of 53,000 shares of common stock in connection with the Company's stock repurchase plan, and unrealized losses, net of tax on available for sale securities.

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

         These regulatory guidelines require that Tier 1 capital equal or exceed 4.00% of risk-weighted assets, and that the risk-based capital ratio equal or exceed 8.00%. As of June 30, 2002 and December 31, 2001 the Company's Tier 1 capital was 11.06% and 10.59% of risk-weighted assets, and total risk-based capital was 12.31% and 11.85% of risk-weighted assets, respectively.

         The minimum acceptable ratio of Tier 1 capital to total assets, or leverage ratio, has been established at 3.00%. As of June 30, 2002 and December 31, 2001, the Company's leverage ratio was 9.23% and 8.17%, respectively.

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

PART II.   OTHER INFORMATION
----------------------------


ITEM 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

On April 17, 2002 at the Company's Annual Meeting of Stockholders, stockholders took the following actions:

     a. Elected or re-elected all Management nominees to the Board of Directors. Vote tallies were as follows:

                                           Votes                Votes
                                         In Favor            Abstaining
                                         --------            ----------

           Andrew N. Baur               7,447,840               670,796
           Louis N. Goldring            7,993,621               125,015
           Richard T. Grote             7,992,921               125,715
           Mont S. Levy                 7,993,721               124,915
           Lewis B. Shepley             7,993,721               124,915

     b. Approved an amendment to the Company's Articles of Incorporation to increase the Company's authorized common shares from 20,000,000 to 30,000,000 with 7,910,972 shares voted in favor;
           101,287 shares voted against, and 106,377 shares abstained.

     c. Approved the Company's 2002 Stock Option Plan with 6,862,610 shares voted in favor; 310,813 shares voted against, and 69,454 shares abstained.

     d. Ratified the selection of Ernst & Young LLP as independent accountants for 2002 with 8,089,361 shares voted in favor; 17,025 shares voted against and 3,250 shares abstained.

ITEM 6.    Exhibits and Reports on Form 8-K
           --------------------------------

(a)  Exhibits:
     3 (i) Amendment to the Restated Articles of Incorporation of Mississippi
           Valley Bancshares, Inc.

     99.1  Chief Executive Officer Certification

     99.2  Chief Financial Officer Certification

(b)        Reports on Form 8-K
           Other Events:
           -------------

         o On June 18, 2002 the Company filed a Current Report on Form 8-K reporting that Mississippi Valley Bancshares, Inc. ("MVBI") and Marshall & Ilsley Corporation ("M&I") have entered into a definitive agreement pursuant to which M&I will, subject to shareholder and regulatory approvals, acquire MVBI in a merger transaction.

         o On June 21, 2002 the Company filed a Current Report on Form 8-K to file as an exhibit copy of a Shareholder Voting Agreement among certain shareholders of MVBI and M&I pursuant to which, among other things, such shareholders have agreed to vote their shares of MVBI common stock in favor of the merger of MVBI with and into M&I. The shareholders who have entered into the Shareholder Voting Agreement held in the aggregate approximately 37% of the outstanding shares of MVBI common stock as of June 17, 2002.

                                  SIGNATURE
                                  ---------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  MISSISSIPPI VALLEY BANCSHARES, INC.
                                  -----------------------------------------
                                             (Registrant)


Date: August 13, 2002                     /s/ Paul M. Strieker
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